Form 10-Q
period 2019-06-29
TransMedics Group, Inc.
filed 2019-08-08
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019, the registrant had 21,119,022 shares of common stock, no par value per share, outstanding.

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

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$47,242	$20,241
Marketable securities	48,995	—
Accounts receivable	7,105	3,438
Inventory	11,220	9,277
Prepaid expenses and other current assets	1,571	1,838
Total current assets	116,133	34,794
Property and equipment, net	4,375	3,474
Deferred offering costs	—	3,383
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$121,014	$42,157
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,662	$4,720
Accrued expenses and other current liabilities	8,180	7,178
Deferred revenue	175	306
Current portion of deferred rent	360	349
Total current liabilities	15,377	12,553
Preferred stock warrant liability	—	898
Long-term debt, net of discount	33,902	33,670
Deferred rent, net of current portion	574	759
Total liabilities	49,853	47,880
Commitments and contingencies (Note 10)
Preferred stock, no par value; 25,000,000 shares authorized at June 29, 2019; none issued and outstanding at June 29, 2019	—	—
Convertible preferred stock (Series A-1, B, B-1, C, D, E and F) $0.0001 par value; 50,776,054 shares authorized at December 29, 2018; 50,404,140 shares issued and outstanding at December 29, 2018	—	186,519
Stockholders’ equity (deficit):
Common stock, no par value; 150,000,000 shares authorized, 21,098,368 shares issued and outstanding at June 29, 2019	423,245	—
Common stock, $0.0001 par value; 60,000,000 shares authorized, 1,397,800 shares issued and 1,397,493 shares outstanding at December 29, 2018	—	1
Additional paid-in capital	—	143,794
Accumulated other comprehensive loss	(58)	(101)
Accumulated deficit	(352,026)	(335,936)
Total stockholders’ equity (deficit)	71,161	(192,242)
Total liabilities, convertible preferred stock and stockholders’ equity	$121,014	$42,157

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue	$5,666	$2,915	$10,342	$5,434
Cost of revenue	2,333	1,736	4,436	3,331
Gross profit	3,333	1,179	5,906	2,103
Operating expenses:
Research, development and clinical trials	4,787	3,433	8,669	6,898
Selling, general and administrative	6,251	2,902	10,904	5,142
Total operating expenses	11,038	6,335	19,573	12,040
Loss from operations	(7,705)	(5,156)	(13,667)	(9,937)
Other income (expense):
Interest expense	(1,113)	(313)	(2,206)	(571)
Change in fair value of preferred stock warrant liability	(614)	(210)	(341)	(240)
Other income (expense), net	247	(428)	144	(253)
Total other expense, net	(1,480)	(951)	(2,403)	(1,064)
Loss before income taxes	(9,185)	(6,107)	(16,070)	(11,001)
Provision for income taxes	(10)	(8)	(20)	(15)
Net loss	$(9,195)	$(6,115)	$(16,090)	$(11,016)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.30)	$(2.21)	$(2.36)
Weighted average common shares outstanding, basic and diluted	13,133,834	4,686,080	7,277,237	4,676,991

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(9,195)	$(6,115)	$(16,090)	$(11,016)
Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	(2)	13	(8)
Unrealized gains on marketable securities, net of tax of $0	30	3	30	7
Total other comprehensive income (loss)	9	1	43	(1)
Comprehensive loss	$(9,186)	$(6,114)	$(16,047)	$(11,017)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain or Loss	Deficit	Equity (Deficit)
Balances at December 29, 2018	50,404,140	$186,519	1,397,493	$1	$143,794	$(101)	$(335,936)	$(192,242)
Issuance of common stock upon the exercise of common stock options	—	—	29,180	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(6,895)	(6,895)
Balances at March 29, 2019	50,404,140	$186,519	1,426,673	$1	$143,859	$(67)	$(342,831)	$(199,038)
Conversion of convertible preferred stock into common stock upon initial public offering	(50,404,140)	(186,519)	13,119,424	186,519	—	—	—	186,519
Conversion of TransMedics' common stock into TransMedics Group's common stock upon corporate reorganization	—	—	—	143,859	(143,859)	—	—	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	1,239	—	—	—	1,239
Issuance of common stock in initial public offering, net of discounts and issuance costs of $5,966	—	—	6,543,500	91,401	—	—	—	91,401
Issuance of common stock upon the exercise of common stock options	—	—	8,771	6	—	—	—	6
Stock-based compensation expense	—	—	—	220		—	—	220
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(9,195)	(9,195)
Balances at June 29, 2019	—	$—	21,098,368	$423,245	$—	$(58)	$(352,026)	$71,161

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain or Loss	Deficit	Deficit
Balances at December 30, 2017	50,404,140	$186,519	1,330,693	$1	$143,604	$(149)	$(312,180)	$(168,724)
Issuance of common stock upon the exercise of common stock options	—	—	5,357	—	12	—	—	12
Abandonment of shares of common stock by stockholders	—	—	(307)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Unrealized gains on marketable securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(4,901)	(4,901)
Balances at March 31, 2018	50,404,140	$186,519	1,335,743	$1	$143,643	$(151)	$(317,081)	$(173,588)
Issuance of common stock upon the exercise of common stock options	—	—	23,019	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	34	—	—	34
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(6,115)	(6,115)
Balances at June 30, 2018	50,404,140	$186,519	1,358,762	$1	$143,686	$(150)	$(323,196)	$(179,659)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(16,090)	$(11,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	534	337
Stock-based compensation expense	277	61
Change in fair value of preferred stock warrant liability	341	240
Non-cash interest expense	231	48
Net amortization of premiums on marketable securities	(24)	9
Loss on extinguishment of debt	—	305
Unrealized foreign currency transaction (gains) losses	—	10
Changes in operating assets and liabilities:
Accounts receivable	(3,681)	(1,823)
Inventory	(3,226)	(2,028)
Prepaid expenses and other current assets	259	(58)
Accounts payable	1,442	(773)
Accrued expenses and other current liabilities	816	1,089
Deferred revenue	(130)	(37)
Deferred rent	(174)	(164)
Net cash used in operating activities	(19,425)	(13,800)
Cash flows from investing activities:
Purchases of property and equipment	(151)	(40)
Purchases of marketable securities	(48,945)	—
Proceeds from sales and maturities of marketable securities	—	11,975
Net cash (used in) provided by investing activities	(49,096)	11,935
Cash flows from financing activities:
Repayments of long-term debt	—	(9,076)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	97,367	—
Payments of initial public offering costs	(1,980)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	33,436
Proceeds from issuance of common stock upon exercise of stock options	10	21
Net cash provided by financing activities	95,397	24,381
Effect of exchange rate changes on cash, cash equivalents and restricted cash	125	(13)
Net increase in cash, cash equivalents and restricted cash	27,001	22,503
Cash, cash equivalents and restricted cash, beginning of period	20,741	12,436
Cash, cash equivalents and restricted cash, end of period	$47,742	$34,939

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrant liability to equity upon initial public offering	$(1,239)	$—
Transfers of inventory to property and equipment	$1,263	$994
Purchases of property and equipment included in accounts payable	$19	$—
Offering costs included in accounts payable and accrued expenses	$1,381	$—

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

On May 6, 2019, immediately prior to the closing of the Company’s initial public offering (the “IPO”), the Company completed a corporate reorganization whereby TransMedics, the direct parent of TransMedics Group prior to the corporate reorganization, became a direct, wholly-owned subsidiary of TransMedics Group pursuant to the merger of TMDX, Inc., a direct, wholly-owned subsidiary of TransMedics Group prior to the corporate reorganization, with and into TransMedics, with TransMedics as the surviving corporation. As a result of the merger, each outstanding share of common stock of TransMedics was converted into shares of common stock of TransMedics Group on a 3.5-for-one basis, each outstanding share of convertible preferred stock was converted into shares of common stock of TransMedics Group based on the conversion ratio of each individual series of preferred stock, as defined in the certificate of incorporation of TransMedics prior to the conversion, and the 3.5-for-one ratio on which shares of common stock of TransMedics were converted into common stock of TransMedics Group, each outstanding option to purchase shares of common stock of TransMedics was converted into an outstanding option to purchase shares of common stock of TransMedics Group adjusted on a 3.5-for-one basis, with a corresponding adjustment to the exercise price, and each outstanding warrant to purchase shares of preferred stock of TransMedics was converted into a warrant to purchase shares of common stock of TransMedics Group adjusted on a 3.5-for-one basis, with a corresponding adjustment to the exercise price, pursuant to the terms of an agreement and plan of merger and reorganization. This is referred to as the “Corporate Reorganization.”

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

On May 6, 2019, the Company completed its IPO, pursuant to which it issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $91.4 million, after deducting underwriting discounts and commissions and net of issuance costs of $6.0 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $16.1 million for the fiscal six months ended June 29, 2019 and $23.8 million for the fiscal year ended December 29, 2018. As of June 29, 2019, the Company had an accumulated deficit of $352.0 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $96.2 million as of June 29, 2019 will be sufficient to fund operations, capital expenditures, and debt service payments for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 29, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 29, 2019 and for the fiscal three and six months ended June 29, 2019 and June 30, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with TransMedics’ audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2018 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-230736 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 29, 2019 and results of operations for the fiscal three and six months ended June 29, 2019 and June 30, 2018 and cash flows for the fiscal six months ended June 29, 2019 and June 30, 2018 have been made. The Company’s results of operations for the fiscal three and six months ended June 29, 2019 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 28, 2019.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company has not experienced any other-than-temporary losses with respect to its cash, cash equivalents, and marketable securities and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable (see Note 13).

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of common stock generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded deferred offering costs of $4.4 million and $3.4 million as of March 29, 2019 and December 29, 2018, respectively. Upon closing on the IPO on May 6, 2019, these deferred offering costs were classified to stockholders’ equity (deficit) and recorded against the proceeds from the offering.

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

The Company’s cash equivalents and marketable securities consisting of money market funds, U.S. Treasury securities and U.S. government agency bonds and its preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge recorded in the consolidated statements of operations. No such adjustments were necessary during the periods presented.

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

The Company recognizes revenue from sales to customers applying the following five steps: (1) identification of the contract, or contracts, with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, performance obligations are satisfied. Because all performance obligations of a customer order are delivered and recognized as revenue at the same time and because revenue allocated to performance obligations other than OCS disposable sets, such as implied rental income and service revenue, is insignificant, all components of revenue from customer arrangements are classified as a single category of revenue in the Company’s consolidated statement of operations.

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

When a customer order includes an OCS Console, whether sold or loaned, the Company has determined that customer training and the equipment set-up of the OCS Console, each performed by the Company, are not distinct because they are not sold on a standalone basis and can only be performed by the Company in conjunction with a sale or loan of its OCS Console. In addition, the Company has determined that the OCS Console itself is not distinct because the customer cannot benefit from the OCS Console without the training and equipment set-up having been completed. As a result, when the order includes an OCS Console, the Company has concluded that training, OCS Console equipment set-up, and the OCS Console itself are highly interdependent and represent a single, combined performance obligation. Consequently, the Company does not recognize any revenue from any component of a customer order that includes an OCS Console, whether sold or loaned, until the OCS Console has arrived at the customer site and the training and equipment set-up have been completed by the Company. The Company has concluded that “transfer of control” of an OCS Console occurs only after the console has arrived at the customer site and the training and equipment set-up have been completed by the Company.

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

When the Company’s customer arrangements are multiple-performance obligation arrangements that contain a loan of an OCS Console for the customer’s use at its customer site as well as OCS disposable sets that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant. In determining SSP, the Company maximizes observable inputs and consider a number of data points, including: (1) the pricing of standalone sales (in instances where available), (2) the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis, (3) contractually stated prices for deliverables that are intended to be sold on a standalone basis, and (4) other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

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

Payments Made to Customers

Under the Company’s customer arrangements that include a customer clinical trial agreement, the Company receives payments from sales to the customer of its OCS products and also makes payments to that customer for reimbursements of clinical trial costs, materials, and for specified clinical documentation related to the customer’s use of its OCS products. The Company also makes payments to customers involved in post-approval studies for information related to the transplant procedures performed. The Company determines the appropriate accounting treatments for these payments depending on the nature of the payment and whether they are for distinct goods or services.

In the cases that the payments made to the customer for clinical trial materials and the Company’s costs incurred to execute specific clinical trial protocols related to its OCS products do not provide the Company with a distinct good or service transferred by the customer, the Company has determined that such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $0.5 million and $1.2 million, for the fiscal three and six months ended June 29, 2019, respectively, and $0.3 million and $0.6 million for the fiscal three and six months ended June 30, 2018, respectively, as presented below in disaggregated revenue.

In these same cases, if those payments made to the customer to obtain information related to post-approval studies or standard-of-care protocols (i.e., unrelated to its OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of its OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company, the payments are recorded as research, development, and clinical trials expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.3 million and $0.5 million for the fiscal three and six months ended June 29, 2019, respectively, and $0.1 million and $0.1 million for the fiscal three and six months ended June 30, 2018, respectively, as research, development, and clinical trials expenses.

Variable Consideration

Revenue is reported net of any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (e.g., sales, use, and value added taxes). The Company only includes estimated variable amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Revenue from reimbursements of out-of-pocket expenses, including travel, lodging, and meals, is accounted for as variable consideration.

The Company does not consider shipping to be a contract performance obligation. The Company records shipping costs billed to customers as revenue and records the associated costs incurred by the Company for those items as cost of revenue.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of June 29, 2019 and December 29, 2018.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of June 29, 2019, and December 29, 2018, the Company’s wholly- or partially-unsatisfied performance obligations totaled $1.1 million and $1.5 million, respectively.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross revenue from sales to customers	$6,215	$3,264	$11,505	$6,021
Less: Clinical trial payments reducing revenue	549	349	1,163	587
Total net revenue	$5,666	$2,915	$10,342	$5,434

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue by OCS product:
OCS Lung net revenue	$2,219	$950	$3,631	$1,659
OCS Heart net revenue	2,643	1,588	4,565	3,221
OCS Liver net revenue	804	377	2,146	554
Total net revenue	$5,666	$2,915	$10,342	$5,434

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue by geography:
United States	$4,302	$1,326	$7,255	$2,147
Outside the U.S.	1,364	1,589	3,087	3,287
Total net revenue	$5,666	$2,915	$10,342	$5,434

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

Net Income (Loss) per Share

Prior to closing of the IPO, the Company followed the two-class method when computing net income (loss) per share, as TransMedics had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the fiscal three and six months ended June 29, 2019 and June 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs, including costs associated with obtaining and fulfilling a contract. The Company adopted ASC 606 on December 30, 2018, applied using the modified retrospective method. Under this method, (i) the new guidance is applied to customer contracts that are not yet completed as of December 29, 2018, with the cumulative effect of initially applying the new guidance recorded as an adjustment to accumulated deficit on the effective date of adoption, and (ii) the Company’s historical results for all periods prior to December 30, 2018, including for the fiscal three and six months ended June 30, 2018, are not adjusted. The Company did not elect to apply any permitted practical expedients as part of its adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt ASU 2016-02 in its fiscal year 2020, which begins on December 29, 2019, in accordance with the nonpublic company requirements. The Company is currently evaluating the method of adoption of this guidance and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Marketable Securities

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars, including U.S. treasury securities and U.S. government agency bonds in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit), on the Company’s consolidated balance sheets.

Marketable securities by security type consisted of the following (in thousands):

	June 29, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$1,991	$1	$—	$1,992
U.S. Government agency bonds (due within one year)	46,978	25	—	47,003
	$48,969	$26	$—	$48,995

The Company had no marketable securities as of December 29, 2018.

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 29, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,124	$—	$—	$9,124
U.S. Treasury securities	—	6,000	—	6,000
U.S. Government agency bonds	—	19,956	—	19,956
Marketable securities:
U.S Treasury securities	—	1,992	—	1,992
U.S. Government agency bonds	—	47,003	—	47,003
	$9,124	$74,951	$—	$84,075

	Fair Value Measurements at Year Ended December 29, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,586	$—	$—	$13,586
	$13,586	$—	$—	$13,586
Liabilities:
Preferred stock warrant liability	$—	$—	$898	$898

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. During the fiscal six months ended June 29, 2019 and June 30, 2018, there were no transfers between Level 1, Level 2, and Level 3.

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series D and Series F convertible preferred stock (see Note 8) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. Changes in the fair value of the preferred stock warrants are recognized as other income (expense) in the consolidated statements of operations.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series D and Series F convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants is the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that the Company deemed relevant. As of December 29, 2018, the fair value of each share of Series D and Series F convertible preferred stock was $6.21 per share and $5.73 per share, respectively. Prior to its IPO, the Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company had never paid or declared dividends.

Based on the terms and conditions of the warrants and pursuant to the Corporate Reorganization, immediately prior to the closing of the Company’s IPO on May 6, 2019, the preferred stock warrants converted to common stock warrants. On that date, the Company remeasured the warrants and reclassified the total carrying value to stockholders’ equity (deficit). The Company performed the final measurement of the warrants using the fair value of the underlying common shares of $27.41 per share on May 6, 2019 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock warrants for which fair value is determined by Level 3 inputs (in thousands):

Preferred Stock Warrant Liability
Fair value at December 29, 2018	$898
Change in fair value	341
Reclassification of warrant to equity upon initial public offering	(1,239)
Fair value at June 29, 2019	$—

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Accrued research, development and clinical trials expenses	$2,580	$1,853
Accrued payroll and related expenses	2,105	1,729
Accrued financing fees (Note 10)	1,466	1,466
Accrued professional fees	460	549
Accrued premium for manufacturing contract	—	1,089
Accrued other	1,569	492
	$8,180	$7,178

6. Inventory

Inventory consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Raw materials	$4,399	$3,817
Work-in-process	959	882
Finished goods	5,862	4,578
	$11,220	$9,277

During the fiscal six months ended June 29, 2019 and June 30, 2018, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $1.3 million and $1.0 million, respectively.

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. As of June 29, 2019, and December 29, 2018, long-term debt consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Principal amount of long-term debt	$35,000	$35,000
Debt discount, net of accretion	(1,285)	(1,424)
Accrued end-of-term payment	187	94
Long-term debt, net of discount	$33,902	$33,670

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

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. With respect to its consolidated financial statements for the fiscal year ended December 29, 2018, the Company received a waiver of the covenant requiring delivery to OrbiMed of audited financial statements with an unqualified audit opinion. As of June 29, 2019, the Company was in compliance with the minimum liquidity covenant of the Credit Agreement.

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

As of June 29, 2019, the interest rate applicable to borrowings under the Credit Agreement was 11.3%. During the fiscal six months ended June 29, 2019, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 12.9%.

8. Convertible Preferred Stock and Warrants to Purchase Preferred Stock

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

As of December 29, 2018, preferred stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A-1 Preferred Stock	13,332	13,332	$3,333	$33	984
Series B Preferred Stock	3,771,020	3,624,650	10,691	12,382	286,102
Series B-1 Preferred Stock	2,560,245	2,560,245	8,746	8,746	202,086
Series C Preferred Stock	6,198,057	6,198,057	14,970	15,495	1,770,873
Series D Preferred Stock	14,740,000	14,565,000	34,868	72,825	4,161,428
Series E Preferred Stock	6,562,232	6,562,232	29,865	29,966	1,874,923
Series F Preferred Stock	16,931,168	16,880,624	84,046	84,234	4,823,028
	$50,776,054	$50,404,140	$186,519	$223,681	$13,119,424

Immediately prior to the closing of the IPO on May 6, 2019, pursuant to the Corporate Reorganization, all of the outstanding shares of convertible preferred stock of TransMedics were converted into an aggregate of 13,119,424 shares of common stock of TransMedics Group.

Warrants to Purchase Preferred Stock

In connection with prior debt agreements and amendments to such agreements, TransMedics had outstanding warrants to purchase shares of Series D Preferred Stock and Series F Preferred Stock as of December 29, 2018. The Company classified all of its preferred stock warrants as a liability on its consolidated balance sheets because the warrants were freestanding financial instruments that could require TransMedics to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and subsequently remeasured to fair value at each reporting date. The fair value of these warrants was determined using the Black-Scholes option-pricing model (see Note 4), and the resulting change in fair value of the warrant liability was recorded in other income (expense) in the Company’s consolidated statements of operations (see Note 4).

Immediately prior to the closing of the IPO on May 6, 2019, pursuant to the Corporate Reorganization, all of the outstanding preferred stock warrants of TransMedics were converted into warrants to purchase an aggregate of 64,440 shares of common stock of TransMedics Group at a weighted average exercise price of $10.70 per share and an expiration date of May 6, 2024. Upon conversion, the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of the Company’s IPO, the Company will no longer remeasure the fair value of the warrant liability at each reporting date.

9. Stock-Based Compensation

2014 Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) permitted the Company to sell or issue incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, directors, and non-employee consultants of the Company. The 2014 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting, and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2014 Plan with service-based vesting conditions typically vest over three or four years and expire after ten years. Following the effectiveness of the Company’s 2019 Stock Incentive Plan (the “2019 Stock Plan”) in April 2019, no future awards will be made under the 2014 Plan. Additionally, shares underlying awards under the 2014 Plan that expire or are terminated, surrendered, or canceled without the delivery of shares will be available for future awards under the 2019 Stock Plan.

2019 Stock Incentive Plan and Option Grants

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Stock Plan, which became effective on that same date. The 2019 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Stock Plan was 3,428,571 shares, plus the number of shares underlying awards under the 2014 Plan (not to exceed 1,595,189 shares) that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant under the 2014 Plan. Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Stock Plan. In addition, the number of shares available for issuance under the 2019 Stock Plan (i) will not be increased by any shares delivered under the 2019 Stock Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Stock Plan.

In connection with the IPO, the Company’s compensation committee granted options to purchase an aggregate of 480,214 shares of common stock at an exercise price equal to the IPO price of $16.00 per share under the 2019 Stock Plan. The aggregate grant-date fair value of the option awards was $3.4 million, which is expected to be recognized as stock-based compensation expense over a weighted average period of approximately four years.

2019 Employee Stock Purchase Plan

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective that same date. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP as of June 29, 2019. As of June 29, 2019, no options had been granted under the 2019 ESPP

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenue	$5	$1	$8	$3
Research, development and clinical trials expenses	17	11	33	19
Selling, general and administrative expenses	199	21	237	39
	$221	$33	$278	$61

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory, and manufacturing space under two noncancelable operating leases that expire in December 2021. The lease agreements include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.3 million and $0.6 million for the fiscal three and six months ended June 29, 2019 and June 30, 2018, respectively.

Future minimum lease payments under operating leases as of June 29, 2019 are as follows (in thousands):

Fiscal Year Ending:
December 28, 2019 (remaining 6 months)	$646
December 26, 2020	1,570
December 25, 2021	1,589
$3,805

License Agreement with the Department of Veterans Affairs

The Company has a license agreement with the Department of Veterans Affairs (the “VA”), entered into in 2002, under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell, and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell, and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6,100,082. The Company has been granted an interim patent term extension for this patent. As of June 29, 2019, the Company had not received final approval of the patent extension beyond the interim patent term extension already granted. The maximum extension granted would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare, and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

Accrued Financing Fees

In periods prior to 2016, the Company incurred financing fees of $1.5 million for amounts due to its former financial advisors related to the issuance of its Series B Preferred Stock and Series D Preferred Stock. These financing fees are contingently payable in cash only upon an IPO or certain alternative transactions, including a sale of the Company. The Company recorded an accrual of $1.5 million as of June 29, 2019 and December 29, 2018 related to such contingently payable fees (see Note 5).

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of June 29, 2019, and December 29, 2018, the Company had not made any contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company has agreed to defend and indemnify its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by the end-customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers.

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 29, 2019 or December 29, 2018.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net loss attributable to common stockholders	$(9,195)	$(6,115)	$(16,090)	$(11,016)
Denominator:
Weighted average common shares outstanding, basic and diluted	13,133,834	4,686,080	7,277,237	4,676,991
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.30)	$(2.21)	$(2.36)

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

	June 29, 2019	June 30, 2018
Convertible preferred stock (as converted to common stock)	—	13,119,424
Warrants to purchase convertible preferred stock (as converted to common stock warrants)	64,440	64,440
Options to purchase common stock	2,017,165	1,556,227
	2,081,605	14,740,091

12. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). Financial data by geographical area is summarized as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenue(1):
United States	$4,302	$1,326	$7,255	$2,147
United Kingdom	405	447	974	1,112
Germany	358	588	677	846
Italy	287	166	491	423
Australia	175	304	310	820
All other countries	139	84	635	86
Total net revenue	$5,666	$2,915	$10,342	$5,434

*	Less than 10% of total

	June 29, 2019	December 29, 2018
Long-lived assets(2):
United States	$3,519	$2,567
Netherlands	856	907
Total long-lived assets	$4,375	$3,474

(1)	Net revenue by country is categorized based on the location of the end customer.
(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

13. Significant Customer Concentrations

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable, as set forth in the following tables for the periods presented:

Net revenue:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Company A	*	*	*	15%
Company B	17%	19%	12%	13%
Company C	*	*	*	*

*	Less than 10% of total

Net revenue derived from Company H accounted for less than 10% of the Company’s net revenue in each of the periods presented.

Accounts receivable:

	June 29, 2019	December 29, 2018
Company A	*	*
Company B	16%	13%
Company C	*	15%

*	Less than 10% of total

14. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein less than $0.1 million and $0.1 million in total compensation for the fiscal three and six months ended June 29, 2019 and less than $0.1 million in total compensation for each of the fiscal three and six months ended June 30, 2018 for her services as an employee.

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

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $10.3 million and incurred a net loss of $16.1 million for the fiscal six months ended June 29, 2019. We generated net revenue of $13.0 million and incurred a net loss of $23.8 million for the fiscal year ended December 29, 2018. As of June 29, 2019, we had an accumulated deficit of $352.0 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. Further, following the closing of our IPO we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

On May 6, 2019, we completed our IPO, pursuant to which we issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $91.4 million, after deducting underwriting discounts and commissions and net of issuance costs of $6.0 million.

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

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

For some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded the reimbursable clinical trial costs as a reduction of revenue of $0.5 million and $1.2 million, for the fiscal three and six months ended June 29, 2019, respectively, and $0.3 million and $0.6 million, for the fiscal three and six months ended June 30, 2018, respectively.

Prior to the fourth quarter of 2018, all of our net revenue in the United States had been generated from sales of OCS disposable sets sold in conjunction with clinical trials conducted for our OCS products. In March 2018, we received our first FDA Post Market Approval (“PMA”) for the OCS Lung, and we began commercial sales of this product in the United States during the fourth quarter of 2018. Therefore, commencing in fourth quarter of 2018, our net revenue in the United States is derived from both clinical trial sales and commercial sales and consists primarily of sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. In May 2019, we received our second FDA PMA approval for the OCS Lung for additional clinical indications. We expect to continue to have U.S. clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMA approvals for those products.

Historically, our net revenue in the United States fluctuated from period to period as a result of the timing of patient enrollment in our clinical trials. Our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolled. Our OCS Lung EXPAND Trial began patient enrollment in January 2014 and completed patient enrollment in October 2016. Our OCS Heart EXPAND Trial began patient enrollment in September 2015 and completed patient enrollment in March 2018. Our Liver PROTECT Trial began enrollment in January 2016 and is currently enrolling patients. Our OCS Lung EXPAND II Trial began patient enrollment in March 2018 and has stopped enrollment as of June 24, 2019 since we received FDA PMA approval for the OCS Lung EXPAND indication. Our OCS Heart EXPAND Continued Access Protocol (CAP) trial began patient enrollment in May 2019 and is currently enrolling patients. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through June 29, 2019, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets.

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

Our consolidated financial results for the fiscal three and six months ended June 29, 2019 reflect our adoption of ASC 606, as of December 30, 2018, applied using the modified retrospective method. Under this method, (i) the new guidance is applied to customer contracts that are not yet completed as of December 29, 2018, with the cumulative effect of initially applying the new guidance recorded as an adjustment to accumulated deficit on the effective date of adoption, and (ii) our historical results for all periods prior to December 30, 2018, including for the fiscal three and six months ended June 30, 2018, are not adjusted. The impact of the adoption of ASC 606 on our consolidated financial statements is described in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Revenue recognition of our OCS products remained substantially unchanged and the adoption of ASC 606 did not have a material impact on our consolidated financial statements.

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

Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. In each reported period through December 29, 2018, we did not meet our obligation to purchase minimum quantities annually from our supplier of OCS Lung Solution and we were obligated to pay a premium equal to the order shortfall multiplied by a specified price. We capitalized any estimated premium we expected to pay at the end of each year as an adjustment to the inventory cost of OCS Lung Solution ordered during that year. The capitalized inventory adjustment is recognized as a component of cost of revenue when related OCS disposable sets are sold.

We expect that cost of revenue will increase in absolute dollars primarily as, and to the extent that, our net revenue increases.

Gross profit is the amount by which our net revenue exceeds our cost of revenue in each reporting period. We calculate gross margin as gross profit divided by net revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing costs, headcount, the selling price of our OCS products and fluctuations in amounts paid by us to customers related to reimbursements of their clinical trial expenses, where such payments are not distinct.

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

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

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

Comparison of the Fiscal Three Months Ended June 29, 2019 and June 30, 2018

The following table summarizes our results of operations for the fiscal three months ended June 29, 2019 and June 30, 2018:

	Fiscal Three Months Ended
	June 29, 2019	June 30, 2018	Change
		(in thousands)
Net revenue	$5,666	$2,915	$2,751
Cost of revenue	2,333	1,736	597
Gross profit	3,333	1,179	2,154
Operating expenses:
Research, development and clinical trials	4,787	3,433	1,354
Selling, general and administrative	6,251	2,902	3,349
Total operating expenses	11,038	6,335	4,703
Loss from operations	(7,705)	(5,156)	(2,549)
Other income (expense):
Interest expense	(1,113)	(313)	(800)
Change in fair value of preferred stock warrant liability	(614)	(210)	(404)
Other income (expense), net	247	(428)	675
Total other expense, net	(1,480)	(951)	(529)
Loss before income taxes	(9,185)	(6,107)	(3,078)
Provision for income taxes	(10)	(8)	(2)
Net loss	$(9,195)	$(6,115)	$(3,080)

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Three Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Net revenue	$5,666	$2,915	$2,751
Cost of revenue	2,333	1,736	597
Gross profit	$3,333	$1,179	$2,154

Net Revenue

	Fiscal Three Months Ended
	June 29, 2019	June 30, 2018	Change
		(in thousands)
Net revenue by geography:
United States	$4,302	$1,326	$2,976
Outside the U.S.	1,364	1,589	(225)
Total net revenue	$5,666	$2,915	$2,751
Net revenue by OCS product:
OCS Lung net revenue	$2,219	$950	$1,269
OCS Heart net revenue	2,643	1,588	1,055
OCS Liver net revenue	804	377	427
Total net revenue	$5,666	$2,915	$2,751

Net revenue increased by $2.8 million in the fiscal three months ended June 29, 2019 compared to the fiscal three months ended June 30, 2018 primarily as a result of an increase in the number of OCS disposable sets sold to customers in the United States.

Net revenue from customers in the United States was $4.3 million in the fiscal three months ended June 29, 2019 and increased by $3.0 million in the fiscal three months ended June 29, 2019 compared to the fiscal three months ended June 30, 2018. The increase in net revenue from customers in the United States was primarily due to commercial sales of OCS Lung products, sales of OCS disposable sets for use in our OCS Heart EXPAND CAP Trial and sales of OCS disposable sets to customers for use in our OCS Liver PROTECT Trial. Net revenue from sales of OCS Lung products in the United States increased from $1.1 million in the fiscal three months ended June 30, 2018 to $2.0 million in the fiscal three months ended June 29, 2019. Net revenue from OCS Heart disposable sets sold to customers for use in our OCS Heart EXPAND CAP Trial increased from $0.0 million in the fiscal three months ended June 30, 2018 to $1.5 million in the fiscal three months ended June 29, 2019.  Net revenue from OCS Liver disposable sets sold to customers for use in our OCS Liver PROTECT Trial increased from $0.4 million in the fiscal three months ended June 30, 2018 to $0.8 million in the fiscal three months ended June 29, 2019. In addition, the U.S. selling price of OCS disposable sets sold in the second quarter of fiscal 2019 was approximately 30% higher than the U.S. selling prices of OCS disposable sets sold in the same period in fiscal 2018, which accounted for $0.7 million of the overall $3.0 million increase in net revenue in the United States from the first quarter of fiscal 2018 to the same period in fiscal 2019.

Net revenue from customers outside the U.S. was $1.4 million in the fiscal three months ended June 29, 2019 compared to $1.6 million in the fiscal three months ended June 30, 2018.  Of the $0.2 million decline in sales, $0.1 million was due to unfavorable currency fluctuation and the remaining was due to a slight decline in disposable unit sales.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $0.6 million in the fiscal three months ended June 29, 2019 compared to the fiscal three months ended June 30, 2018. Gross profit increased by $2.2 million in the fiscal three months ended June 29, 2019 compared to the fiscal three months ended June 30, 2018. Gross margin was 59% and 40% for the fiscal three months ended June 29, 2019 and June 30, 2018, respectively. Gross profit and gross margin increased primarily as a result of a higher average selling price of OCS disposable sets sold in the United States in the second quarter of fiscal 2019 relative to the average selling price of OCS disposable sets in the comparable period of fiscal 2018 and overall higher sales, as a result of improved efficiency in production and reduction of the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Three Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$1,237	$1,675	$(438)
Clinical trials costs	1,100	428	672
Consulting and third-party testing	824	439	385
Laboratory supplies and research materials	716	329	387
Facility related and other	910	562	348
Total research, development and clinical trials Expenses	$4,787	$3,433	$1,354

Total research, development and clinical trials expenses increased by $1.4 million from $3.4 million in the fiscal three months ended June 30, 2018 to $4.8 million in the fiscal three months ended June 29, 2019. Clinical trials costs increased by $0.7 million, primarily due to clinical trial activity in our active clinical trials; the OCS Liver PROTECT Trial, the OCS Heart EXPAND CAP Trial and the OCS Lung EXPAND II Trial. Consulting and third-party testing costs increased by $0.4 million related to new product development.   Laboratory supplies and research materials costs increased by $0.4 million due primarily to the increased laboratory usage of OCS disposable sets for customer training.

Selling, General and Administrative Expenses

	Fiscal Three Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,528	$1,142	$1,386
Professional and consultant fees	1,711	767	944
Tradeshows and conferences	641	387	254
Facility related and other	1,371	606	765
Total selling, general and administrative expenses	$6,251	$2,902	$3,349

Total selling, general and administrative expenses increased by $3.3 million from $2.9 million in the fiscal three months ended June 30, 2018 to $6.3 million in the fiscal three months ended June 29, 2019 primarily due to increases in personnel-related costs and professional and consultant fees as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Facility related and other costs also increased by $0.8 million primarily as a result of public company costs.

Other Income (Expense)

Interest Expense

Interest expense increased by $0.8 million in the fiscal three months ended June 29, 2019 compared to the fiscal three months ended June 30, 2018 primarily as a result of a $28.3 million increase in our total outstanding borrowings in June 2018.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal three months ended June 29, 2019 and June 30, 2018 was due primarily to the changes in the fair value of our preferred stock during those periods.

Other Income (Expense), Net

Other income (expense), net for the fiscal three months ended June 29, 2019 and June 30, 2018 included $0.1 million of foreign currency transaction gains and $0.2 million of foreign currency transaction losses, respectively.

Comparison of the Fiscal Six Months Ended June 29, 2019 and June 30, 2018

The following table summarizes our results of operations for the fiscal six months ended June 29, 2019 and June 30, 2018:

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Change
		(in thousands)
Net revenue	$10,342	$5,434	$4,908
Cost of revenue	4,436	3,331	1,105
Gross profit	5,906	2,103	3,803
Operating expenses:
Research, development and clinical trials	8,669	6,898	1,771
Selling, general and administrative	10,904	5,142	5,762
Total operating expenses	19,573	12,040	7,533
Loss from operations	(13,667)	(9,937)	(3,730)
Other income (expense):
Interest expense	(2,206)	(571)	(1,635)
Change in fair value of preferred stock warrant liability	(341)	(240)	(101)
Other income (expense), net	144	(253)	397
Total other expense, net	(2,403)	(1,064)	(1,339)
Loss before income taxes	(16,070)	(11,001)	(5,069)
Provision for income taxes	(20)	(15)	(5)
Net loss	$(16,090)	$(11,016)	$(5,074)

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Net revenue	$10,342	$5,434	$4,908
Cost of revenue	4,436	3,331	1,105
Gross profit	$5,906	$2,103	$3,803

Net Revenue

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Change
		(in thousands)
Net revenue by geography:
United States	$7,255	$2,147	$5,108
Outside the U.S.	3,087	3,287	(200)
Total net revenue	$10,342	$5,434	$4,908
Net revenue by OCS product:
OCS Lung net revenue	$3,631	$1,659	$1,972
OCS Heart net revenue	4,565	3,221	1,344
OCS Liver net revenue	2,146	554	1,592
Total net revenue	$10,342	$5,434	$4,908

Net revenue increased by $4.9 million in the fiscal six months ended June 29, 2019 compared to the fiscal six months ended June 30, 2018 primarily as a result of an increase in the number of OCS disposable sets sold to customers in the United States.

Net revenue from customers in the United States was $7.3 million in the fiscal six months ended June 29, 2019 and increased by $5.1 million in the fiscal six months ended June 29, 2019 compared to the fiscal six months ended June 30, 2018. The increase in net revenue from customers in the United States was primarily due to commercial sales of OCS Lung products, sales of OCS disposable sets for use in our OCS Heart EXPAND CAP Trial and sales of OCS disposable sets to customers for use in our OCS Liver PROTECT Trial. Net revenue from sales of OCS Lung products in the United States increased from $1.5 million in the fiscal six months ended June 30, 2018 to $3.4 million in the fiscal six months ended June 29, 2019. Net revenue from OCS Liver disposable sets sold to customers for use in our OCS Liver PROTECT Trial increased from $0.6 million in the fiscal six months ended June 30, 2018 to $2.1 million in the fiscal six months ended June 29, 2019.

Net revenue from customers outside the U.S. was $3.1 and $3.3 million in the fiscal six months ended June 29, 2019 and June 30, 2018, respectively, and was primarily generated from OCS Heart disposable sets in both periods. The primary driver of the $0.2 million decline in revenue was unfavorable currency fluctuation.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $1.1 million in the fiscal six months ended June 29, 2019 compared to the fiscal six months ended June 30, 2018. Gross profit increased by $3.8 million in the fiscal six months ended June 29, 2019 compared to the fiscal six months ended June 30, 2018. Gross margin was 58% and 39% for the fiscal six months ended June 29, 2019 and June 30, 2018, respectively. Gross profit and gross margin increased primarily as a result of the transition of sales of U.S. OCS Lung disposable sets from clinical trial to commercial and overall higher sales, which improved efficiency in production and reduced the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,649	$3,339	$(690)
Clinical trials costs	2,103	893	1,210
Consulting and third-party testing	1,148	1,015	133
Laboratory supplies and research materials	1,240	549	691
Facility related and other	1,529	1,102	427
Total research, development and clinical trials Expenses	$8,669	$6,898	$1,771

Total research, development and clinical trials expenses increased by $1.8 million from $6.9 million in the fiscal six months ended June 30, 2018 to $8.7 million in the fiscal six months ended June 29, 2019. Personnel related expenses decreased due to a shift in focus from research to supporting commercial sales in the United States. Clinical trials costs increased by $1.2 million, primarily due to clinical trial activity in our active clinical trials; the OCS Liver PROTECT Trial, the OCS Heart EXPAND CAP Trial and the OCS Lung EXPAND II Trial. These increases were partially offset by lower costs in our clinical trials that have completed enrollment. Laboratory supplies and research materials costs increased by $0.7 million due primarily to the increased laboratory usage of OCS disposable sets.

Selling, General and Administrative Expenses

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,370	$2,032	$2,338
Professional and consultant fees	2,967	1,282	1,685
Tradeshows and conferences	1,148	698	450
Facility related and other	2,419	1,130	1,289
Total selling, general and administrative expenses	$10,904	$5,142	$5,762

Total selling, general and administrative expenses increased by $5.8 million from $5.1 million in the fiscal six months ended June 30, 2018 to $10.9 million in the fiscal six months ended June 29, 2019 primarily due to increases in personnel-related costs and professional and consultant fees as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Facility related and other costs also increased by $1.3 million primarily as a result of public company costs along with increased travel and recruiting costs.

Other Income (Expense)

Interest Expense

Interest expense increased by $1.6 million in the fiscal six months ended June 29, 2019 compared to the fiscal six months ended June 30, 2018 primarily as a result of a $28.3 million increase in our total outstanding borrowings in June 2018.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal six months ended June 29, 2019 and June 30, 2018 was due primarily to the changes in the fair value of our preferred stock during those periods.

Other Income (Expense), Net

Other income (expense), net for the fiscal six months ended June 29, 2019 and June 30, 2018 included $0.1 million of foreign currency transaction gains and less than $0.1 million of foreign currency transaction losses, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Prior to our IPO, we had funded our operations primarily with proceeds from sales of common stock, preferred stock and borrowings under loan agreements. As of June 29, 2019, we had cash, cash equivalents and marketable securities of $96.2 million.

On May 6, 2019, we completed our IPO, pursuant to which we issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $91.4 million, after deducting underwriting discounts and commissions and net of issuance costs of $6.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the fiscal periods presented:

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018
	(in thousands)
Cash used in operating activities	$(19,425)	$(13,800)
Cash (used in) provided by investing activities	(49,096)	11,935
Cash provided by financing activities	95,397	24,381
Effect of exchange rate changes on cash, cash equivalents and restricted cash	125	(13)
Net increase in cash, cash equivalents and restricted cash	$27,001	$22,503

Operating Activities

During the fiscal six months ended June 29, 2019, operating activities used $19.4 million of cash, primarily resulting from our net loss of $16.1 million and net cash used by changes in our operating assets and liabilities of $4.7 million, partially offset by net non-cash charges of $1.4 million. Net cash used by changes in our operating assets and liabilities for the fiscal six months ended June 29, 2019 consisted primarily of a $3.7 million increase in accounts receivable and $3.2 million increase in inventory, both partially offset by a $2.2 million increase in accounts payable and accrued expenses and other current liabilities.

During the fiscal six months ended June 30, 2018, operating activities used $13.8 million of cash, primarily resulting from our net loss of $11.0 million and net cash used by changes in our operating assets and liabilities of $1.8 million, partially offset by net non-cash charges of $0.1 million. Net cash used by changes in our operating assets and liabilities for the fiscal six months ended June 30, 2018 consisted primarily of a $2.0 million increase in inventory and a $1.8 million increase in accounts receivable, both partially offset by less than $0.1 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business, including the growth in sales, expenses and employee headcount.

Investing Activities

During the fiscal six months ended June 29, 2019, net cash used in investing activities of $49.1 million consisted of purchases of marketable securities.

During the fiscal six months ended June 30, 2018, net cash provided by investing activities of $11.9 million consisted of maturities and sales of marketable securities.

Financing Activities

During the fiscal six months ended June 29, 2019, net cash provided by financing activities of $95.4 million consisted of the proceeds from issuance of common stock in our IPO that closed in May 2019, partially offset by payment of offering costs related to our IPO. During the fiscal six months ended June 30, 2018, net cash provided by financing activities of $24.4 million consisted of proceeds from issuance of long-term debt of $33.4 million, partially offset by principal repayments of our previously outstanding borrowings under our loan and security agreement with Hercules.

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

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. With respect to our consolidated financial statements for the fiscal year ended December 29, 2018, we received a waiver of the covenant requiring delivery to OrbiMed of audited financial statements with an unqualified audit opinion. As of June 29, 2019, 2018, we were in compliance with all of the other covenants under the Credit Agreement.

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments for at least twelve months following the filing of our quarterly report on Form 10-Q.

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in the Final Prospectus.

Contractual Obligations and Commitments

During the fiscal six months ended June 29, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Final Prospectus.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Final Prospectus. The following involve the most judgment and complexity:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the fiscal three months ended June 29, 2019, we issued and sold to our employees an aggregate of 4,057 shares of common stock upon the exercise of stock options under our 2004 Stock Incentive Plan at a per share exercise price of $0.28.

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

We received aggregate gross proceeds from our IPO of $104.7 million, or aggregate net proceeds of $97.4 million after deducting underwriting discounts and commissions but before deducting other offering costs payable by us, which were $6.0 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of June 29, 2019, we have used approximately $1.0 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the Final Prospectus.

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

Date: August 8, 2019	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)