Form 10-Q
period 2019-09-28
TransMedics Group, Inc.
filed 2019-11-08
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

As of October 31, 2019, the registrant had 21,163,664 shares of common stock, no par value per share, outstanding.

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
•

our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under the Credit Agreement to which we will remain subject to until maturity, and our ability to obtain additional financing on favorable terms or at all;

•	the fluctuation of our financial results from quarter to quarter;
•	our ability to use NOLs and research and development credit carryforwards;
•	our dependence on the success of the OCS;
•	the rate and degree of market acceptance of the OCS;
•	our ability to educate patients, surgeons, transplant centers and private payors of benefits offered by the OCS;
•	our ability to improve the OCS platform;
•	our dependence on a limited number of customers for a significant portion of our net revenue;
•	the timing of and our ability to obtain and maintain regulatory approvals or clearances for our OCS products;
•	our ability to adequately respond to FDA follow-up inquiries in a timely manner;
•	the performance of our third-party suppliers and manufacturers;
•	the timing or results of clinical trials for the OCS;
•	our manufacturing, sales, marketing and clinical support capabilities and strategy;
•	attacks against our information technology infrastructure;
•	the economic, political and other risks associated with our foreign operations;
•	our ability to attract and retain key personnel;
•

our ability to protect, defend, maintain and enforce our intellectual property rights relating to the OCS and avoid allegations that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties;

•	our ability to obtain and maintain regulatory approvals or clearance for our OCS products;
•	our expectations for the pricing of the OCS, as well as the reimbursement coverage for the OCS in the United States and internationally;

i

•	regulatory developments in the United States, European Union and other jurisdictions;
•	the extent and success of competing products that are or may become available;
•	the impact of any product recalls or improper use of our products; and
•	our use of proceeds from our IPO; and
•	our estimates regarding revenues, expenses and needs for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$20,407	$20,241
Marketable securities	67,865	—
Accounts receivable, net of $0 allowance	6,465	3,438
Inventory	10,536	9,277
Prepaid expenses and other current assets	2,093	1,838
Total current assets	107,366	34,794
Property and equipment, net	4,746	3,474
Deferred offering costs	—	3,383
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$112,618	$42,157
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,766	$4,720
Accrued expenses and other current liabilities	9,348	7,178
Deferred revenue	162	306
Current portion of deferred rent	365	349
Total current liabilities	14,641	12,553
Preferred stock warrant liability	—	898
Long-term debt, net of discount	34,023	33,670
Deferred rent, net of current portion	482	759
Total liabilities	49,146	47,880
Commitments and contingencies (Note 10)
Convertible preferred stock (Series A-1, B, B-1, C, D, E and F) $0.0001 par value; no shares and 50,776,054 shares authorized at September 28, 2019 and December 29, 2018, respectively; and no shares and 50,404,140 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	—	186,519
Stockholders’ equity (deficit):
Preferred stock, no par value; 25,000,000 shares and no shares authorized at September 28, 2019 and December 29, 2018, respectively; no shares issued and outstanding at September 28, 2019 and December 29, 2018	—	—
Common stock, no par value; 150,000,000 shares and no shares authorized at September 28, 2019 and December 29, 2018, respectively; 21,161,433 shares and no shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	423,758	—
Common stock, $0.0001 par value; no shares and 60,000,000 shares authorized at September 28, 2019 and December 29, 2018, respectively; no shares issued and 1,397,800 shares issued at September 28, 2019 and December 29, 2018, respectively; and no shares and 1,397,493 shares outstanding at September 28, 2019 and December 29, 2018, respectively	—	1
Additional paid-in capital	—	143,794
Accumulated other comprehensive income (loss)	20	(101)
Accumulated deficit	(360,306)	(335,936)
Total stockholders’ equity (deficit)	63,472	(192,242)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$112,618	$42,157

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue	$7,205	$4,039	$17,547	$9,473
Cost of revenue	2,989	1,907	7,425	5,238
Gross profit	4,216	2,132	10,122	4,235
Operating expenses:
Research, development and clinical trials	4,939	3,272	13,608	10,170
Selling, general and administrative	6,519	2,799	17,423	7,941
Total operating expenses	11,458	6,071	31,031	18,111
Loss from operations	(7,242)	(3,939)	(20,909)	(13,876)
Other income (expense):
Interest expense	(1,084)	(1,076)	(3,290)	(1,647)
Change in fair value of preferred stock warrant liability	—	(183)	(341)	(423)
Other income (expense), net	56	101	200	(152)
Total other expense, net	(1,028)	(1,158)	(3,431)	(2,222)
Loss before income taxes	(8,270)	(5,097)	(24,340)	(16,098)
Provision for income taxes	(10)	(8)	(30)	(23)
Net loss	$(8,280)	$(5,105)	$(24,370)	$(16,121)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(3.73)	$(2.05)	$(11.97)
Weighted average common shares outstanding, basic and diluted	21,131,618	1,368,260	11,882,626	1,346,942

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(8,280)	$(5,105)	$(24,370)	$(16,121)
Other comprehensive income (loss):
Foreign currency translation adjustment	56	12	69	4
Unrealized gains on marketable securities, net of tax of $0	22	—	52	7
Total other comprehensive income (loss)	78	12	121	11
Comprehensive loss	$(8,202)	$(5,093)	$(24,249)	$(16,110)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 29, 2018	50,404,140	$186,519	1,397,493	$1	$143,794	$(101)	$(335,936)	$(192,242)
Issuance of common stock upon the exercise of common stock options	—	—	29,180	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(6,895)	(6,895)
Balances at March 30, 2019	50,404,140	186,519	1,426,673	1	143,859	(67)	(342,831)	(199,038)
Conversion of convertible preferred stock into common stock upon initial public offering	(50,404,140)	(186,519)	13,119,424	186,519	—	—	—	186,519
Conversion of TransMedics' common stock into TransMedics Group's common stock upon Corporate Reorganization	—	—	—	143,859	(143,859)	—	—	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	1,239	—	—	—	1,239
Issuance of common stock in initial public offering, net of underwriting discounts and other offering costs of $5,966	—	—	6,543,500	91,401	—	—	—	91,401
Issuance of common stock upon the exercise of common stock options	—	—	8,771	6	—	—	—	6
Stock-based compensation expense	—	—	—	220	—	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(9,195)	(9,195)
Balances at June 29, 2019	—	—	21,098,368	423,245	—	(58)	(352,026)	71,161
Issuance of common stock upon the exercise of common stock options	—	—	63,065	94	—	—	—	94
Settlement of accrued financing fee	—	—	—	124	—	—	—	124
Stock-based compensation expense	—	—	—	295	—	—	—	295
Foreign currency translation adjustment	—	—	—	—	—	56	—	56
Unrealized gains on marketable securities						22		22
Net loss	—	—	—	—	—	—	(8,280)	(8,280)
Balances at September 28, 2019	—	$—	21,161,433	$423,758	$—	$20	$(360,306)	$63,472

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 30, 2017	50,404,140	$186,519	1,330,693	$1	$143,604	$(149)	$(312,180)	$(168,724)
Issuance of common stock upon the exercise of common stock options	—	—	5,357	—	12	—	—	12
Abandonment of shares of common stock by stockholders	—	—	(307)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Unrealized gains on marketable securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(4,901)	(4,901)
Balances at March 31, 2018	50,404,140	186,519	1,335,743	1	143,643	(151)	(317,081)	(173,588)
Issuance of common stock upon the exercise of common stock options	—	—	23,019	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	34	—	—	34
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(6,115)	(6,115)
Balances at June 30, 2018	50,404,140	186,519	1,358,762	1	143,686	(150)	(323,196)	(179,659)
Issuance of common stock upon the exercise of common stock options	—	—	34,731	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	31	—	—	31
Foreign currency translation adjustment	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(5,105)	(5,105)
Balances at September 29, 2018	50,404,140	$186,519	1,393,493	$1	$143,741	$(138)	$(328,301)	$(184,697)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net loss	$(24,370)	$(16,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	866	550
Stock-based compensation expense	572	92
Change in fair value of preferred stock warrant liability	341	423
Non-cash interest expense	352	116
Net amortization (accretion) of premiums (discounts) on marketable securities	(136)	9
Loss on extinguishment of debt	—	305
Unrealized foreign currency transaction (gains) losses	392	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,098)	(2,979)
Inventory	(3,238)	(2,818)
Prepaid expenses and other current assets	(314)	(183)
Accounts payable	1,054	(753)
Accrued expenses and other current liabilities	2,954	1,805
Deferred revenue	(136)	(54)
Deferred rent	(261)	(246)
Net cash used in operating activities	(25,022)	(19,864)
Cash flows from investing activities:
Purchases of property and equipment	(184)	(284)
Purchases of marketable securities	(67,677)	—
Proceeds from sales and maturities of marketable securities	—	12,725
Net cash provided by (used in) investing activities	(67,861)	12,441
Cash flows from financing activities:
Repayments of long-term debt	—	(9,076)
Proceeds from issuance of long-term debt, net of issuance costs	—	33,436
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	97,367	—
Payments of initial public offering and other financing costs	(4,506)	(61)
Proceeds from issuance of common stock upon exercise of stock options	108	45
Net cash provided by financing activities	92,969	24,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	33
Net increase in cash, cash equivalents and restricted cash	166	16,954
Cash, cash equivalents and restricted cash, beginning of period	20,741	12,436
Cash, cash equivalents and restricted cash, end of period	$20,907	$29,390

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$186,519	—
Reclassification of warrant liability to equity upon initial public offering	$1,239	$—
Transfers of inventory to property and equipment	$1,904	$1,168
Purchases of property and equipment included in accounts payable	$90	$—
Settlement of accrued financing fee	$124	$—
Offering costs included in accounts payable and accrued expenses	$120	$1,407

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

On May 6, 2019, immediately prior to the closing of the Company’s initial public offering (the “IPO”), the Company completed a corporate reorganization whereby TransMedics, the direct parent of TransMedics Group prior to the corporate reorganization, became a direct, wholly-owned subsidiary of TransMedics Group pursuant to the merger of TMDX, Inc., a direct, wholly-owned subsidiary of TransMedics Group prior to the corporate reorganization, with and into TransMedics, with TransMedics as the surviving corporation. Pursuant to the terms of an agreement and plan of merger and reorganization, as a result of the merger, each outstanding share of common stock of TransMedics was converted into shares of common stock of TransMedics Group on a 3.5-for-one basis, each outstanding share of convertible preferred stock of TransMedics was converted into shares of common stock of TransMedics Group based on the conversion ratio of each individual series of preferred stock, as defined in the certificate of incorporation of TransMedics prior to the conversion, and the 3.5-for-one ratio on which shares of common stock of TransMedics were converted into common stock of TransMedics Group; each outstanding option to purchase shares of common stock of TransMedics was converted into an outstanding option to purchase shares of common stock of TransMedics Group adjusted on a 3.5-for-one basis, with a corresponding adjustment to the exercise price; and each outstanding warrant to purchase shares of preferred stock of TransMedics was converted into a warrant to purchase shares of common stock of TransMedics Group adjusted on a 3.5-for-one basis, with a corresponding adjustment to the exercise price. This is referred to as the “Corporate Reorganization.”

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

On May 6, 2019, the Company completed its IPO, pursuant to which it issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $91.4 million, after deducting underwriting discounts and commissions as well as other offering costs of $6.0 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $24.4 million for the fiscal nine months ended September 28, 2019 and $23.8 million for the fiscal year ended December 29, 2018. As of September 28, 2019, the Company had an accumulated deficit of $360.3 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $88.3 million as of September 28, 2019 will be sufficient to fund operations, capital expenditures, and debt service payments for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

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

Revision

Subsequent to the filing of its Form 10-Q for the quarterly period ended June 29, 2019, the Company discovered an error in the calculation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018. The calculation of the weighted average number of common shares outstanding (basic and diluted) as originally reported had not appropriately reflected the 3.5-for-one conversion ratio applied to common stock in the Corporate Reorganization. The correction of this error decreased the weighted average number of common shares outstanding (basic and diluted) for the three and six months ended June 30, 2018 from 4,686,080 and 4,676,991, respectively, (as reported) to 1,338,880 and 1,336,283, respectively, (as revised). As a result, basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018 increased from $1.30 and $2.36, respectively, (as reported) to $4.57 and $8.24, respectively, (as revised). Management of the Company has concluded that these revisions of basic and diluted net loss per share attributable to common stockholders are not material to the previously issued interim financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 29, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 28, 2019 and for the fiscal three and nine months ended September 28, 2019 and September 29, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with TransMedics’ audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2018 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-230736 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 28, 2019 and results of operations for the fiscal three and nine months ended September 28, 2019 and September 29, 2018 and cash flows for the fiscal nine months ended September 28, 2019 and September 29, 2018 have been made. The Company’s results of operations for the fiscal three and nine months ended September 28, 2019 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending December 28, 2019.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of common stock generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded deferred offering costs of $3.4 million as of December 29, 2018. Upon closing of the IPO on May 6, 2019, these deferred offering costs were included in the $6.0 million issuance costs classified to stockholders’ equity (deficit) and recorded against the proceeds from the offering.

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

The Company’s cash equivalents and marketable securities consisting of money market funds, U.S. Treasury securities, and U.S. government agency bonds and its preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

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

Substantially all of the Company’s customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. In some of those customer contracts, the deliverables also include an OCS Console, whether sold or loaned to the customer. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (1) the product or service is separately identifiable from other promises in the contract and (2) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer.

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

When the Company’s customer arrangements have multiple-performance obligations that contain a loan of an OCS Console for the customer’s use at its customer site as well as OCS disposable sets that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant. In determining SSP, the Company maximizes observable inputs and consider a number of data points, including: (1) the pricing of standalone sales (in instances where available), (2) the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis, (3) contractually stated prices for deliverables that are intended to be sold on a standalone basis, and (4) other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

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

In these cases, the Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore, the Company has determined that such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $0.7 million and $1.8 million, for the fiscal three and nine months ended September 28, 2019, respectively, and $0.7 million and $1.3 million for the fiscal three and nine months ended September 29, 2018, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as research, development, and clinical trials expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.4 million and $0.9 million for the fiscal three and nine months ended September 28, 2019, respectively, and $0.2 million and $0.3 million for the fiscal three and nine months ended September 29, 2018, respectively, as research, development, and clinical trials expenses.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of September 28, 2019 and December 29, 2018.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of September 28, 2019, and December 29, 2018, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.3 million and $1.5 million, respectively.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross revenue from sales to customers	$7,876	$4,755	$19,381	$10,776
Less: Clinical trial payments reducing revenue	671	716	1,834	1,303
Total net revenue	$7,205	$4,039	$17,547	$9,473

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue by OCS product:
OCS Lung net revenue	$2,114	$1,487	$5,744	$3,146
OCS Heart net revenue	3,739	1,639	8,305	4,860
OCS Liver net revenue	1,352	913	3,498	1,467
Total net revenue	$7,205	$4,039	$17,547	$9,473

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue by geography:
United States	$4,341	$2,244	$11,596	$4,391
Outside the U.S.	2,864	1,795	5,951	5,082
Total net revenue	$7,205	$4,039	$17,547	$9,473

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

In its business with distributors, the Company enters into a distributor agreement under which the distributor places orders to the Company for its products in connection with the distributor’s own sales to identified end customers, and the Company confirms the identification of the end customer prior to accepting each order. The Company’s distributors do not stock OCS Consoles purchased from the Company and stock only minimal quantities of OCS disposable sets. Under these contractual arrangements, the Company invoices the distributor for the selling price (which reflects a distributor discount relative to typical end customer pricing) and payment to the Company from the distributor is not contingent upon the distributor’s collection from the end customer. The Company records revenue based on the amount of the discounted selling price.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the fiscal three and nine months ended September 28, 2019 and September 29, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs, including costs associated with obtaining and fulfilling a contract. The Company adopted ASC 606 on December 30, 2018, applied using the modified retrospective method. Under this method, (i) the new guidance is applied to customer contracts that are not yet completed as of December 29, 2018, with the cumulative effect of initially applying the new guidance recorded as an adjustment to accumulated deficit on the effective date of adoption, and (ii) the Company’s historical results for all periods prior to December 30, 2018, including for the fiscal three and nine months ended September 29, 2018, are not adjusted. The Company did not elect to apply any permitted practical expedients as part of its adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance has been effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In October 2019, the FASB formally approved the new effective date for ASC 842 for nonpublic entities. Accordingly, for nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. The Company will adopt ASU 2016-02 in its fiscal year 2021, which begins on December 27, 2020, in accordance with the nonpublic company requirements. The Company is currently evaluating the method of adoption of this guidance and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

Marketable securities by security type consisted of the following (in thousands):

	September 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$12,218	$3	$—	$12,221
U.S. Government agency bonds	55,595	49	—	55,644
	$67,813	$52	$—	$67,865

The Company’s marketable securities are due within one year. The Company had no marketable securities as of December 29, 2018.

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 28, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,126	$—	$—	$12,126
Marketable securities:
U.S Treasury securities	—	12,221	—	12,221
U.S. Government agency bonds	—	55,644	—	55,644
	$12,126	$67,865	$—	$79,991

	Fair Value Measurements at Year Ended December 29, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,586	$—	$—	$13,586
	$13,586	$—	$—	$13,586
Liabilities:
Preferred stock warrant liability	$—	$—	$898	$898

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. During the fiscal nine months ended September 28, 2019 and September 29, 2018, there were no transfers between Level 1, Level 2, and Level 3.

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series D and Series F convertible preferred stock (see Note 8) and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the preferred stock warrants were recognized as other income (expense), net in the consolidated statement of operations. On May 6, 2019, immediately prior to the closing of the IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of the IPO, the Company no longer remeasures the fair value of the warrant liability at each reporting date.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability included the fair value per share of the underlying Series D and Series F convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model that impacted the fair value of the preferred stock warrants was the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that the Company deemed relevant. As of December 29, 2018, the fair value of each share of Series D and Series F convertible preferred stock was $6.21 per share and $5.73 per share, respectively. Prior to its IPO, the Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company had never paid or declared dividends.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock warrants for which fair value is determined by Level 3 inputs (in thousands):

Preferred Stock Warrant Liability
Fair value at December 29, 2018	$898
Change in fair value	341
Reclassification of warrant liability to equity upon initial public offering	(1,239)
Fair value at September 28, 2019	$—

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Accrued research, development and clinical trials expenses	$3,072	$1,853
Accrued payroll and related expenses	3,515	1,729
Accrued financing fees (Note 10)	340	1,466
Accrued professional fees	837	549
Accrued premium for manufacturing contract	—	1,089
Accrued other	1,584	492
	$9,348	$7,178

6. Inventory

Inventory consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Raw materials	$4,665	$3,817
Work-in-process	924	882
Finished goods	4,947	4,578
	$10,536	$9,277

During the fiscal nine months ended September 28, 2019 and September 29, 2018, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $1.9 million and $1.2 million, respectively.

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. As of September 28, 2019, and December 29, 2018, long-term debt consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Principal amount of long-term debt	$35,000	$35,000
Debt discount, net of accretion	(1,213)	(1,424)
Accrued end-of-term payment	236	94
Long-term debt, net of discount	$34,023	$33,670

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

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. With respect to its consolidated financial statements for the fiscal year ended December 29, 2018, the Company received a waiver of the covenant requiring delivery to OrbiMed of audited financial statements with an unqualified audit opinion. As of September 28, 2019, the Company was in compliance with the minimum liquidity covenant of the Credit Agreement.

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

As of September 28, 2019, the interest rate applicable to borrowings under the Credit Agreement was 11.3%. During the fiscal nine months ended September 28, 2019, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 12.9%.

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

2019 Stock Incentive Plan and Option Grants

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Stock Plan, which became effective on that same date. The 2019 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Stock Plan was 3,428,571 shares, plus the number of shares underlying awards under the 2014 Plan (not to exceed 1,595,189 shares) that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant under the 2014 Plan. Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Stock Plan. In addition, the number of shares available for issuance under the 2019 Stock Plan (i) will not be increased by any shares delivered under the 2019 Stock Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Stock Plan. As of September 28, 2019, 2,987,866 shares of common stock were available for issuance under the 2019 Plan.

During the fiscal nine months ended September 28, 2019, the Company granted options to its employees and a director with service-based vesting for the purchase of an aggregate of 457,357 shares of common stock with a weighted average grant fair value of $8.54 per share.

2019 Employee Stock Purchase Plan

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective that same date. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP as of September 28, 2019. As of September 28, 2019, no shares have been issued under the 2019 ESPP and 371,142 shares remained available for issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of revenue	$6	$1	$14	$4
Research, development and clinical trials expenses	35	9	67	28
Selling, general and administrative expenses	254	21	491	60
	$295	$31	$572	$92

As of September 28, 2019, total unrecognized compensation cost related to unvested share-based awards was $4.0 million which is expected to be recognized over a weighted average period of 2.96 years.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory, and manufacturing space under two noncancelable operating leases that expire in December 2021. The lease agreements include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.3 million and $1.0 million in each of the fiscal three and nine months ended September 28, 2019 and September 29, 2018, respectively.

Future minimum lease payments under operating leases as of September 28, 2019 are as follows (in thousands):

Fiscal Year Ending:
December 28, 2019 (remaining 3 months)	$388
December 26, 2020	1,570
December 25, 2021	1,589
$3,547

License Agreement with the Department of Veterans Affairs

The Company has a license agreement with the Department of Veterans Affairs (the “VA”), entered into in 2002, under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell, and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell, and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6,100,082. The Company has been granted an interim patent term extension for this patent. As of September 28, 2019, the Company had not received final approval of the patent extension beyond the interim patent term extension until September 23, 2020 already granted. The maximum extension granted would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare, and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

Accrued Financing Fees

In periods prior to 2016, the Company incurred financing fees of $1.5 million for amounts due to its former financial advisors related to the issuance of its Series B Preferred Stock and Series D Preferred Stock. These financing fees were contingently payable in cash only upon an IPO or certain alternative transactions, including a sale of the Company. As a result of the IPO in May 2019, the Company became obligated to pay those financing fees, of which $1.0 million was paid in the fiscal three months ended September 28, 2019 and $0.3 million was accrued as of September 28, 2019. The difference between the amount previously accrued of $1.5 million and the final payment $1.3 million were recorded to stockholders’ equity (deficit) in the three and nine fiscal months ended September 28, 2019 (see Note 5).

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of September 28, 2019, and December 29, 2018, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of September 28, 2019 or December 29, 2018.

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

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net loss attributable to common stockholders	$(8,280)	$(5,105)	$(24,370)	$(16,121)
Denominator:
Weighted average common shares outstanding, basic and diluted	21,131,618	1,368,260	11,882,626	1,346,942
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(3.73)	$(2.05)	$(11.97)

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

	September 28, 2019	September 29, 2018
Convertible preferred stock (as converted to common stock)	—	13,119,424
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	1,969,392	1,538,619
	2,033,832	14,722,483

12. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). Financial data by geographical area is summarized as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue(1):
United States	$4,341	$2,244	$11,596	$4,391
United Kingdom	773	937	1,747	2,049
Germany	194	252	871	1,098
Australia	251	167	561	987
All other countries	1,646	439	2,772	948
Total net revenue	$7,205	$4,039	$17,547	$9,473

	September 28, 2019	December 29, 2018
Long-lived assets(2):
United States	$3,906	$2,567
Netherlands	840	907
Total long-lived assets	$4,746	$3,474

(1)	Net revenue by country is categorized based on the location of the end customer.
(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

13. Significant Customer Concentrations

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable, as set forth in the following tables for the periods presented:

Net revenue:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Company A	*	*	10%	*
Company B	*	*	*	11%
Company C	*	11%	*	*
Company D	*	10%	*	*

*	Less than 10% of total

Accounts receivable:

	September 28, 2019	December 29, 2018
Company A	*	15%
Company B	*	13%

*	Less than 10% of total

14. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein less than $0.1 million and $0.2 million in total compensation for each of the fiscal three and nine months ended September 28, 2019 and September 29, 2018 for her services as an employee.

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

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our IPO and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $17.6 million and incurred a net loss of $24.4 million for the fiscal nine months ended September 28, 2019. We generated net revenue of $13.0 million and incurred a net loss of $23.8 million for the fiscal year ended December 29, 2018. As of September 28, 2019, we had an accumulated deficit of $360.3 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. Further, following the closing of our IPO we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

On May 6, 2019, we completed our IPO, pursuant to which we issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $91.4 million, after deducting underwriting discounts and commissions as well as other offering costs of $6.0 million.

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

All of our revenue has been generated by sales to transplant centers in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer arrangements have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. In some of those multiple-element arrangements, the deliverables also include an OCS Console, whether sold or loaned to the customer.

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

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.7 million and $1.8 million, for the fiscal three and nine months ended September 28, 2019, respectively, and $0.7 million and $1.3 million, for the fiscal three and nine months ended September 29, 2018, respectively.

Prior to the fourth quarter of 2018, all of our net revenue in the United States had been generated from sales of OCS disposable sets sold in conjunction with clinical trials conducted for our OCS products. In March 2018, we received our first FDA Post Market Approval (“PMA”) for the OCS Lung, and we began commercial sales of this product in the United States during the fourth quarter of 2018. Therefore, commencing in the fourth quarter of 2018, our net revenue in the United States is derived from both clinical trial sales and commercial sales and consists primarily of sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. In May 2019, we received our second FDA PMA approval for the OCS Lung for additional clinical indications. We expect to continue to have U.S. clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMA approvals for those products.

Historically, our net revenue in the United States fluctuated from period to period as a result of the timing of patient enrollment in our clinical trials. Our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolled. Our OCS Lung EXPAND Trial began patient enrollment in January 2014 and completed patient enrollment in October 2016. Our OCS Heart EXPAND Trial began patient enrollment in September 2015 and completed patient enrollment in March 2018. Our Liver PROTECT Trial began enrollment in January 2016 and completed enrollment in October 2019. Our OCS Lung EXPAND II Trial began patient enrollment in March 2018 and has stopped enrollment as of June 24, 2019 since we received FDA PMA approval for the OCS Lung EXPAND indication. Our OCS Heart EXPAND Continued Access Protocol (CAP) trial began patient enrollment in May 2019 and is currently enrolling patients. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through September 28, 2019, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets.

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

Our consolidated financial results for the fiscal three and nine months ended September 28, 2019 reflect our adoption of ASC 606, Revenue from Contracts with Customers, as of December 30, 2018, applied using the modified retrospective method. Under this method, (i) the new guidance was applied to customer contracts that were not yet completed as of December 29, 2018, with the cumulative effect of initially applying the new guidance being recorded as an adjustment to accumulated deficit on the effective date of adoption, and (ii) our historical results for all periods prior to December 30, 2018, including for the fiscal three and nine months ended September 29, 2018, are not adjusted. Our adoption of ASC 606 did not have a material impact on our consolidated financial statements, and the revenue recognition of our OCS products remained substantially unchanged. The impact of the adoption of ASC 606 on our consolidated financial statements is described in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under a prior loan agreement and our existing loan agreement as well as the amortization of debt discount associated with such agreements. We expect our interest expense for fiscal 2019 will increase compared to fiscal 2018 in connection with our credit agreement with OrbiMed, under which we borrowed $35.0 million in June 2018. At that time, we repaid the remaining $6.7 million of principal that had been outstanding under our prior loan and security agreement with Hercules Technology Growth Capital, or Hercules, thereby increasing our total debt by $28.3 million.

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

Other Income (Expense), Net

Other income (expense), net includes interest income, foreign currency transaction gains and losses and other non-operating income and expense items unrelated to our core operations including the loss on extinguishment of debt that we recognized in June 2019 in connection with our repayment of borrowings under our loan and security agreement with Hercules.

Interest income consists of interest earned on our invested cash balances. We expect our interest income to increase as a result of investing the net proceeds from our IPO. Foreign currency transaction gains and losses result from intercompany transactions of a short-term nature as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.

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

Results of Operations

Our fiscal year ends on the last Saturday in December, and we report fiscal years using a 52/53-week convention. Under this convention, certain fiscal years contain 53 weeks. Each fiscal year is typically composed of four 13-week fiscal quarters, but in years with 53 weeks, the fourth quarter is a 14-week period. Our fiscal year ended December 29, 2018 included 52 weeks and our fiscal year ending December 28, 2019 includes 52 weeks. The fiscal year ended December 29, 2018 is referred to as “fiscal 2018” and the fiscal year ended December 28, 2019 is referred to as “fiscal 2019”.

Comparison of the Fiscal Three Months Ended September 28, 2019 and September 29, 2018

The following table summarizes our results of operations for the fiscal three months ended September 28, 2019 and September 29, 2018:

	Fiscal Three Months Ended
	September 28, 2019	September 29, 2018	Change
		(in thousands)
Net revenue	$7,205	$4,039	$3,166
Cost of revenue	2,989	1,907	1,082
Gross profit	4,216	2,132	2,084
Operating expenses:
Research, development and clinical trials	4,939	3,272	1,667
Selling, general and administrative	6,519	2,799	3,720
Total operating expenses	11,458	6,071	5,387
Loss from operations	(7,242)	(3,939)	(3,303)
Other income (expense):
Interest expense	(1,084)	(1,076)	(8)
Change in fair value of preferred stock warrant liability	—	(183)	183
Other income (expense), net	56	101	(45)
Total other expense, net	(1,028)	(1,158)	130
Loss before income taxes	(8,270)	(5,097)	(3,173)
Provision for income taxes	(10)	(8)	(2)
Net loss	$(8,280)	$(5,105)	$(3,175)

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Three Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Net revenue	$7,205	$4,039	$3,166
Cost of revenue	2,989	1,907	1,082
Gross profit	$4,216	$2,132	$2,084

Net Revenue

	Fiscal Three Months Ended
	September 28, 2019	September 29, 2018	Change
		(in thousands)
Net revenue by geography:
United States	$4,341	$2,244	$2,097
Outside the U.S.	2,864	1,795	1,069
Total net revenue	$7,205	$4,039	$3,166
Net revenue by OCS product:
OCS Lung net revenue	$2,114	$1,487	$627
OCS Heart net revenue	3,739	1,639	2,100
OCS Liver net revenue	1,352	913	439
Total net revenue	$7,205	$4,039	$3,166

Net revenue increased by $3.2 million in the fiscal three months ended September 28, 2019 compared to the fiscal three months ended September 29, 2018 primarily as a result of an increase in the number of OCS disposable sets sold to customers globally.

Net revenue from customers in the United States was $4.3 million in the fiscal three months ended September 28, 2019 and increased by $2.1 million in the fiscal three months ended September 28, 2019 compared to the fiscal three months ended September 29, 2018. The increase in net revenue from customers in the United States was primarily due to commercial sales of OCS Lung products, sales of OCS disposable sets for use in our OCS Heart EXPAND CAP Trial and OCS Heart DCD Trial and sales of OCS disposable sets to customers for use in our OCS Liver PROTECT Trial. Net revenue from sales of OCS Lung products in the United States increased from $1.3 million in the fiscal three months ended September 29, 2018 to $1.9 million in the fiscal three months ended September 28, 2019. Net revenue from OCS Heart disposable sets sold to customers for use in our OCS Heart EXPAND CAP Trial and OCS Heart DCD Trial increased from $0.0 million in the fiscal three months ended September 29, 2018 to $1.1 million in the fiscal three months ended September 28, 2019.  Net revenue from OCS Liver disposable sets sold to customers for use in our OCS Liver PROTECT Trial increased from $0.9 million in the fiscal three months ended September 29, 2018 to $1.4 million in the fiscal three months ended September 28, 2019. In addition, the U.S. selling price of OCS disposable sets sold in the third quarter of fiscal 2019 was approximately 25% higher than the U.S. selling prices of OCS disposable sets sold in the same period in fiscal 2018, which accounted for $0.8 million of the overall $2.1 million increase in net revenue in the United States from the third quarter of fiscal 2018 to the same period in fiscal 2019.

Net revenue from customers outside the U.S. was $2.9 million in the fiscal three months ended September 28, 2019 compared to $1.8 million in the fiscal three months ended September 29, 2018.  The increase in net revenue from customers outside the United States was primarily due to sales of OCS disposable sets to existing customers along with the addition of several new customers in the quarter.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $1.1 million in the fiscal three months ended September 29, 2019 compared to the fiscal three months ended September 28, 2018. Gross profit increased by $2.1 million in the fiscal three months ended September 28, 2019 compared to the fiscal three months ended September 29, 2018. Gross margin was 59% and 53% for the fiscal three months ended September 28, 2019 and September 29, 2018, respectively. Gross profit and gross margin increased primarily as a result of a higher average selling price of OCS disposable sets sold in the United States in the third quarter of fiscal 2019 relative to the average selling price of OCS disposable sets in the comparable period of fiscal 2018 and overall higher sales, as a result of a reduction of the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Three Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$1,765	$1,280	$485
Clinical trials costs	968	675	293
Consulting and third-party testing	1,073	441	632
Laboratory supplies and research materials	452	248	204
Facility related and other	681	628	53
Total research, development and clinical trials expenses	$4,939	$3,272	$1,667

Total research, development and clinical trials expenses increased by $1.7 million from $3.3 million in the fiscal three months ended September 29, 2018 to $4.9 million in the fiscal three months ended September 28, 2019. Consulting and third-party testing costs increased by $0.6 million primarily due to clinical trial activity and new product development. Personnel related costs increased $0.5 million primarily due to additional resources supporting clinical trials and new product development.  Clinical trials costs increased by $0.3 million, primarily due to clinical trial activity in our active clinical trials; the OCS Liver PROTECT Trial, the OCS Heart EXPAND CAP Trial and the OCS Heart DCD Trial.

Selling, General and Administrative Expenses

	Fiscal Three Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,783	$1,326	$1,457
Professional and consultant fees	1,908	823	1,085
Tradeshows and conferences	327	95	232
Facility related and other	1,501	555	946
Total selling, general and administrative expenses	$6,519	$2,799	$3,720

Total selling, general and administrative expenses increased by $3.7 million from $2.8 million in the fiscal three months ended September 29, 2018 to $6.5 million in the fiscal three months ended September 28, 2019 primarily due to increases in personnel-related costs and professional and consultant fees as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Facility related and other costs also increased by $0.9 million primarily as a result of increased costs to operate as a public company.

Other Income (Expense)

Interest Expense

Interest expense remained relatively the same in the fiscal three months ended September 28, 2019 compared to the fiscal three months ended September 29, 2018 primarily as a result of a $28.3 million increase in our total outstanding borrowings in June 2018.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal three months ended September 29, 2018 was due primarily to the changes in the fair value of our preferred stock during that period.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal three months ended September 28, 2019 and September 29, 2018 included interest income of $0.4 million and $0.1 million, respectively, resulting from interest earned on invested cash balances, as well as $0.4 million of foreign currency transaction losses and less than $0.1 million of foreign currency transaction gains, respectively.

Comparison of the Fiscal Nine months ended September 28, 2019 and September 29, 2018

The following table summarizes our results of operations for the fiscal nine months ended September 28, 2019 and September 29, 2018:

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Change
		(in thousands)
Net revenue	$17,547	$9,473	$8,074
Cost of revenue	7,425	5,238	2,187
Gross profit	10,122	4,235	5,887
Operating expenses:
Research, development and clinical trials	13,608	10,170	3,438
Selling, general and administrative	17,423	7,941	9,482
Total operating expenses	31,031	18,111	12,920
Loss from operations	(20,909)	(13,876)	(7,033)
Other income (expense):
Interest expense	(3,290)	(1,647)	(1,643)
Change in fair value of preferred stock warrant liability	(341)	(423)	82
Other income (expense), net	200	(152)	352
Total other expense, net	(3,431)	(2,222)	(1,209)
Loss before income taxes	(24,340)	(16,098)	(8,242)
Provision for income taxes	(30)	(23)	(7)
Net loss	$(24,370)	$(16,121)	$(8,249)

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Net revenue	$17,547	$9,473	$8,074
Cost of revenue	7,425	5,238	2,187
Gross profit	$10,122	$4,235	$5,887

Net Revenue

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Change
		(in thousands)
Net revenue by geography:
United States	$11,596	$4,391	$7,205
Outside the U.S.	5,951	5,082	869
Total net revenue	$17,547	$9,473	$8,074
Net revenue by OCS product:
OCS Lung net revenue	$5,744	$3,146	$2,598
OCS Heart net revenue	8,305	4,860	3,445
OCS Liver net revenue	3,498	1,467	2,031
Total net revenue	$17,547	$9,473	$8,074

Net revenue increased by $8.1 million in the fiscal nine months ended September 28, 2019 compared to the fiscal nine months ended September 29, 2018 primarily as a result of an increase in the number of OCS disposable sets sold to customers in the United States.

Net revenue from customers in the United States was $11.6 million in the fiscal nine months ended September 28, 2019 and increased by $7.2 million in the fiscal nine months ended September 28, 2019 compared to the fiscal nine months ended September 29, 2018. The increase in net revenue from customers in the United States was primarily due to commercial sales of OCS Lung products, sales of OCS disposable sets for use in our OCS Heart EXPAND CAP Trial and OCS Heart DCD Trial and sales of OCS disposable sets to customers for use in our OCS Liver PROTECT Trial. Net revenue from sales of OCS Lung products in the United States increased from $2.8 million in the fiscal nine months ended September 29, 2018 to $5.3 million in the fiscal nine months ended September 28, 2019. Net revenue from sales of OCS Heart disposable sets increased from $0.1 million for use in our OCS Heart EXPAND Trial and OCS Heart DCD Trial in the fiscal nine months ended September 29, 2018 to $2.8 million for use in our OCS Heart EXPAND CAP Trial in the fiscal nine months ended September 28, 2019. Net revenue from OCS Liver disposable sets sold to customers for use in our OCS Liver PROTECT Trial increased from $1.5 million in the fiscal nine months ended September 29, 2018 to $3.5 million in the fiscal nine months ended September 28, 2019.

Net revenue from customers outside the U.S. was $6.0 and $5.1 million in the fiscal nine months ended September 28, 2019 and September 29, 2018, respectively, and was primarily generated from OCS Heart disposable sets in both periods.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $2.2 million in the fiscal nine months ended September 28, 2019 compared to the fiscal nine months ended September 29, 2018. Gross profit increased by $5.9 million in the fiscal nine months ended September 28, 2019 compared to the fiscal nine months ended September 29, 2018. Gross margin was 58% and 45% for the fiscal nine months ended September 28, 2019 and September 29, 2018, respectively. Gross profit and gross margin increased primarily as a result of the transition of sales of U.S. OCS Lung disposable sets from clinical trial to commercial and overall higher sales, which improved efficiency in production and reduced the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,415	$4,619	$(204)
Clinical trials costs	3,071	1,568	1,503
Consulting and third-party testing	2,220	1,456	764
Laboratory supplies and research materials	1,692	797	895
Facility related and other	2,210	1,730	480
Total research, development and clinical trials Expenses	$13,608	$10,170	$3,438

Total research, development and clinical trials expenses increased by $3.4 million from $10.2 million in the fiscal nine months ended September 29, 2018 to $13.6 million in the fiscal nine months ended September 28, 2019. Clinical trials costs increased by $1.5 million, primarily due to clinical trial activity in our active clinical trials; the OCS Liver PROTECT Trial, the OCS Heart EXPAND CAP Trial and the OCS Heart DCD Trial. These increases were partially offset by lower costs in our clinical trials that have completed enrollment. Laboratory supplies and research materials costs increased by $0.9 million due primarily to the increased laboratory usage of OCS disposable sets. Consulting and third-party testing costs increased by $0.8 million primarily due to increased clinical trial activity and new product development.

Selling, General and Administrative Expenses

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$7,153	$3,358	$3,795
Professional and consultant fees	4,876	2,105	2,771
Tradeshows and conferences	1,475	793	682
Facility related and other	3,919	1,685	2,234
Total selling, general and administrative expenses	$17,423	$7,941	$9,482

Total selling, general and administrative expenses increased by $9.5 million from $7.9 million in the fiscal nine months ended September 29, 2018 to $17.4 million in the fiscal nine months ended September 28, 2019 primarily due to increases in personnel-related costs and professional and consultant fees as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Facility related and other costs also increased by $2.2 million primarily as a result of public company costs along with increased travel and recruiting costs.

Other Income (Expense)

Interest Expense

Interest expense increased by $1.6 million in the fiscal nine months ended September 28, 2019 compared to the fiscal nine months ended September 29, 2018 primarily as a result of a $28.3 million increase in our total outstanding borrowings in June 2018.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal nine months ended September 28, 2019 and September 29, 2018 was due primarily to the changes in the fair value of our preferred stock during those periods.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal nine months ended September 28, 2019 and September 29, 2018 included interest income of $0.6 million and $0.2 million, respectively, resulting from interest earned on invested cash balances, as well as $0.4 million and less than $0.1 million of foreign currency transaction losses, respectively. Additionally, other income (expense), net for the fiscal nine months ended September 29, 2018 included a loss on extinguishment of debt of $0.3 million that we recognized in connection with the prepayment of our borrowings under our loan and security agreement with Hercules upon entering into our new credit agreement with OrbiMed.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our IPO and revenue from clinical trials and commercial sales of our OCS products. As of September 28, 2019, we had cash, cash equivalents and marketable securities of $88.3 million.

On May 6, 2019, we completed our IPO, pursuant to which we issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $91.4 million, after deducting underwriting discounts and commissions as well as other offering costs of $6.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the fiscal periods presented:

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Cash used in operating activities	$(25,022)	$(19,864)
Cash (used in) provided by investing activities	(67,861)	12,441
Cash provided by financing activities	92,969	24,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	33
Net increase in cash, cash equivalents and restricted cash	$166	$16,954

Operating Activities

During the fiscal nine months ended September 28, 2019, operating activities used $25.0 million of cash, primarily resulting from our net loss of $24.4 million and net cash used by changes in our operating assets and liabilities of $3.0 million, partially offset by net non-cash charges of $2.4 million. Net cash used by changes in our operating assets and liabilities for the fiscal nine months ended September 28, 2019 consisted primarily of a $3.1 million increase in accounts receivable and $3.2 million increase in inventory, both partially offset by a $4.0 million increase in accounts payable and accrued expenses and other current liabilities.

During the fiscal nine months ended September 29, 2018, operating activities used $19.9 million of cash, primarily resulting from our net loss of $16.1 million and net cash used by changes in our operating assets and liabilities of $5.2 million, partially offset by net non-cash charges of $1.5 million. Net cash used by changes in our operating assets and liabilities for the fiscal nine months ended September 29, 2018 consisted primarily of a $3.0 million increase in accounts receivable and a $2.8 million increase in inventory, partially offset by a $1.1 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business, including the growth in sales, expenses and employee headcount.

Investing Activities

During the fiscal nine months ended September 28, 2019, net cash used in investing activities of $67.9 million consisted of purchases of marketable securities.

During the fiscal nine months ended September 29, 2018, net cash provided by investing activities was $12.4 million, due to the maturities of marketable securities of $12.7 million, partially offset by purchases of property and equipment of $0.3 million.

Financing Activities

During the fiscal nine months ended September 28, 2019, net cash provided by financing activities of $93.0 million consisted of the proceeds from issuance of common stock in our IPO that closed in May 2019, partially offset by payment of offering costs related to our IPO.

During the fiscal nine months ended September 29, 2018, net cash provided by financing activities was $24.3 million, consisting primarily of net proceeds from borrowings under our credit agreement with OrbiMed of $33.4 million, partially offset by the repayment of our previously outstanding borrowings under our loan and security agreement with Hercules of $9.1 million, representing principal of $8.5 million and the end-of-term interest payment of $0.6 million.

Long-Term Debt

In June 2018, TransMedics entered into the Credit Agreement with OrbiMed, pursuant to which it borrowed $35.0 million.

Borrowings under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5%, which is the Applicable Margin, subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind, or PIK interest, at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At our option, we may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium of 9.0% of the principal amount of any prepayment within the first three years, which percentage decreases annually until it reaches zero at the end of three years. We are also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment, which we are accreting to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. With respect to our consolidated financial statements for the fiscal year ended December 29, 2018, we received a waiver of the covenant requiring delivery to OrbiMed of audited financial statements with an unqualified audit opinion. As of September 28, 2019, 2018, we were in compliance with all of the other covenants under the Credit Agreement.

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

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our sales and clinical adoption team, scale our manufacturing operation, continue research, development and clinical trial efforts, and seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets. In addition, following the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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

Contractual Obligations and Commitments

During the fiscal nine months ended September 28, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Final Prospectus.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2019, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 28, 2019, we have used approximately $9.1 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the Final Prospectus.

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

Date: November 8, 2019	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)