Form 10-Q
period 2020-06-30
TransMedics Group, Inc.
filed 2020-08-10
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 27,155,065 shares of common stock, no par value per share, outstanding.

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

•	our ability to obtain and maintain regulatory approvals or clearance for our OCS products;
•	the pricing of the OCS, as well as the reimbursement coverage for the OCS in the United States and internationally;

i

•	regulatory developments in the United States, European Union and other jurisdictions;
•	the extent and success of competing products that are or may become available;
•	the impact of any product recalls or improper use of our products; and
•	our use of proceeds from our equity offerings; and
•	our estimates regarding revenues, expenses and needs for additional financing.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$51,152	$20,092
Marketable securities	88,223	60,596
Accounts receivable	4,431	6,559
Inventory	12,555	11,216
Prepaid expenses and other current assets	1,866	1,538
Total current assets	158,227	100,001
Property and equipment, net	4,404	4,792
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$163,137	$105,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,722	$7,247
Accrued expenses and other current liabilities	8,858	8,332
Deferred revenue	1,020	166
Current portion of deferred rent	218	370
Total current liabilities	13,818	16,115
Long-term debt, net of discount and current portion	34,395	34,146
Deferred rent, net of current portion	1,164	389
Total liabilities	49,377	50,650
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,136,362 shares and 21,184,524 shares issued and outstanding at June 30, 2020 and December 28, 2019, respectively	500,556	424,134
Accumulated other comprehensive income (loss)	36	(2)
Accumulated deficit	(386,832)	(369,483)
Total stockholders' equity	113,760	54,649
Total liabilities and stockholders' equity	$163,137	$105,299

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Net revenue	$3,391	$5,666	$10,921	$10,342
Cost of revenue	1,482	2,333	4,152	4,436
Gross profit	1,909	3,333	6,769	5,906
Operating expenses:
Research, development and clinical trials	3,903	4,787	10,128	8,669
Selling, general and administrative	5,867	6,251	12,519	10,904
Total operating expenses	9,770	11,038	22,647	19,573
Loss from operations	(7,861)	(7,705)	(15,878)	(13,667)
Other income (expense):
Interest expense	(1,001)	(1,113)	(2,043)	(2,206)
Change in fair value of preferred stock warrant liability	—	(614)	—	(341)
Other income (expense), net	371	247	588	144
Total other expense, net	(630)	(1,480)	(1,455)	(2,403)
Loss before income taxes	(8,491)	(9,185)	(17,333)	(16,070)
Provision for income taxes	(6)	(10)	(16)	(20)
Net loss	$(8,497)	$(9,195)	$(17,349)	$(16,090)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.70)	$(0.78)	$(2.21)
Weighted average common shares outstanding, basic and diluted	23,330,918	13,133,834	22,259,047	7,277,237

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Net loss	$(8,497)	$(9,195)	$(17,349)	$(16,090)
Other comprehensive income (loss):
Foreign currency translation adjustment	(42)	(21)	(26)	13
Unrealized gains (losses) on marketable securities, net of tax of $0	(149)	30	64	30
Total other comprehensive income (loss)	(191)	9	38	43
Comprehensive loss	$(8,688)	$(9,186)	$(17,311)	$(16,047)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated Other
			Common Stock		Additional	Comprehen-		Total
	Convertible Preferred Stock			Par	Paid-in	sive Income	Accumulated	Stockholders'
	Shares	Amount	Shares	Value	Capital	(Loss)	Deficit	Equity
Balances at December 28, 2019	—	$—	21,184,524	$424,134	$—	$(2)	$(369,483)	$54,649
Issuance of common stock upon the exercise of common stock options	—	—	146,793	75	—	—	—	75
Issuance of common stock in connection with employee stock purchase plan	—	—	12,163	197	—	—	—	197
Stock-based compensation expense	—	—	—	385	—	—	—	385
Foreign currency translation adjustment	—	—	—	—	—	16	—	16
Unrealized gains on marketable securities	—	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	—	(8,852)	(8,852)
Balances at March 31, 2020	—	—	21,343,480	424,791	—	227	(378,335)	46,683
Issuance of common stock upon the exercise of common stock options	—	—	42,882	92	—	—	—	92
Issuance of common stock in public offering, net of discounts and issuance costs of $628	—	—	5,750,000	75,042	—	—	—	75,042
Stock-based compensation expense	—	—	—	631	—	—	—	631
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Unrealized losses on marketable securities	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	(8,497)	(8,497)
Balances at June 30, 2020	—	$—	27,136,362	$500,556	$—	$36	$(386,832)	$113,760

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated Other		Total
			Common Stock		Additional	Comprehen-		Stockholders'
	Convertible Preferred Stock			Par	Paid-in	sive Income	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	(Loss)	Deficit	(Deficit)
Balances at December 29, 2018	50,404,140	$186,519	1,397,493	$1	$143,794	$(101)	$(335,936)	$(192,242)
Issuance of common stock upon the exercise of common stock options	—	—	29,180	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(6,895)	(6,895)
Balances at March 30, 2019	50,404,140	186,519	1,426,673	1	143,859	(67)	(342,831)	(199,038)
Conversion of convertible preferred stock into common stock upon initial public offering	(50,404,140)	(186,519)	13,119,424	186,519	—	—	—	186,519
Conversion of TransMedics' common stock into TransMedics Group's common stock upon corporate reorganization	—	—	—	143,859	(143,859)	—	—	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	1,239	—	—	—	1,239
Issuance of common stock in initial public offering, net of discounts and issuance costs of $5,966	—	—	6,543,500	91,401	—	—	—	91,401
Issuance of common stock upon the exercise of common stock options	—	—	8,771	6	—	—	—	6
Stock-based compensation expense	—	—	—	220	—	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(9,195)	(9,195)
Balances at June 29, 2019	—	$—	21,098,368	$423,245	$—	$(58)	$(352,026)	$71,161

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019
Cash flows from operating activities:
Net loss	$(17,349)	$(16,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	745	534
Stock-based compensation expense	1,016	277
Change in fair value of preferred stock warrant liability	—	341
Non-cash interest expense and end of term accretion expense	249	231
Net amortization (accretion) of premiums (discounts) on marketable securities	49	(24)
Unrealized foreign currency transaction losses	(131)	—
Changes in operating assets and liabilities:
Accounts receivable	2,135	(3,681)
Inventory	(1,409)	(3,226)
Prepaid expenses and other current assets	(324)	259
Accounts payable	(3,827)	1,442
Accrued expenses and other current liabilities	660	816
Deferred revenue	848	(130)
Deferred rent	623	(174)
Net cash used in operating activities	(16,715)	(19,425)
Cash flows from investing activities:
Purchases of property and equipment	(397)	(151)
Purchases of marketable securities	(63,637)	(48,945)
Proceeds from sales and maturities of marketable securities	36,025	—
Net cash used in investing activities	(28,009)	(49,096)
Cash flows from financing activities:
Payments of public offering costs and other financing costs	(339)	(1,980)
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions	75,670	97,367
Proceeds from issuance of common stock upon exercise of stock options	167	10
Proceeds from issuance of common stock in connection with employee stock purchase plan	197	—
Proceeds from Paycheck Protection Program loan	2,249	—
Repayment of Paycheck Protection Program loan	(2,249)	—
Net cash provided by financing activities	75,695	95,397
Effect of exchange rate changes on cash, cash equivalents and restricted cash	89	125
Net increase in cash, cash equivalents and restricted cash	31,060	27,001
Cash, cash equivalents and restricted cash, beginning of period	20,592	20,741
Cash, cash equivalents and restricted cash, end of period	$51,652	$47,742
Supplemental disclosure of non-cash investing and financing activities:
Transfers of inventory to property and equipment	$78	$1,263
Reclassification of warrants to additional paid-in capital	$—	$(1,239)
Purchases of property and equipment included in accounts payable	$47	$19
Offering costs included in accounts payable and accrued expenses	$409	$1,381
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$51,152	$47,242
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$51,652	$47,742

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

On May 26, 2020, the Company completed an underwritten public offering of 5,750,000 shares of its common stock, inclusive of 750,000 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $75.0 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $17.3 million for the fiscal six months ended June 30, 2020 and $33.5 million for the fiscal year ended December 28, 2019. As of June 30, 2020, the Company had an accumulated deficit of $386.8 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $139.4 million as of June 30, 2020 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Impacts to the Company’s business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers that purchase OCS products; disruptions to the Company’s manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of the Company’s clinical trials and studies; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which negatively impacts the Company’s revenue and clinical trial activities. The Company’s sales and clinical adoption team is also operating at reduced capacity and restricted in visiting many transplant centers in person. In addition, the Company had temporarily reduced the manufacturing and distribution of its OCS products at its facility in Andover, Massachusetts. Starting in May 2020, the Company resumed manufacturing and distribution operations to pre-COVID levels. While the Company maintains an inventory of finished products and raw materials used in its OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. The Company plans to maintain these or similar restrictions until it believes employees can fully resume such activities in accordance with federal, state and local requirements. The COVID-19 pandemic has impacted regulatory timelines, including with respect to the Company’s OCS Heart Pre-Market Approval (“PMA”) application, and may affect other potential PMA applications.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the first quarter of 2020, OCS product sales were negatively impacted by the COVID-19 pandemic in the second quarter of 2020 and the Company anticipates a negative impact to OCS product sales for the remainder of 2020; however, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2019 included in the Company’s Annual Report on Form 10-K on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and results of operations for the fiscal three and six months ended June 30, 2020 and June 29, 2019 and cash flows for the fiscal six months ended in the same periods have been made. The Company’s results of operations for the fiscal three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the fiscal three and six months ended June 30, 2020, one customer represented 17% and 11% of net revenue, respectively. For the fiscal three and six months ended June 29, 2019, one customer represented 17% and 12% of net revenue, respectively. As of June 30, 2020 and December 28, 2019, no customer accounted for 10% or more of accounts receivable.

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

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $0.5 million and $1.2 million for the fiscal three and six months ended June 30, 2020, respectively, and $0.5 million and $1.2 million for the fiscal three and six months ended June 29, 2019, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as research, development, and clinical trials expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.4 million and $0.8 million for the fiscal three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the fiscal three and six months ended June 29, 2019, respectively, as research, development, and clinical trials expenses.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of June 30, 2020 and December 28, 2019.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of June 30, 2020, the Company’s wholly- or partially-unsatisfied performance obligations totaled $2.9 million and are expected to be completed within the next year.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Gross revenue from sales to customers	$3,923	$6,215	$12,166	$11,505
Less: clinical trial payments reducing revenue	532	549	1,245	1,163
Total net revenue	$3,391	$5,666	$10,921	$10,342

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Net revenue by OCS product:
OCS Lung net revenue	$435	$2,219	$2,443	$3,631
OCS Heart net revenue	2,220	2,643	6,351	4,565
OCS Liver net revenue	736	804	2,127	2,146
Total net revenue	$3,391	$5,666	$10,921	$10,342

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Net revenue by country:
United States	$2,440	$4,302	$7,648	$7,255
United Kingdom	355	405	1,467	974
All other countries	596	959	1,806	2,113
Total net revenue	$3,391	$5,666	$10,921	$10,342

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

Net Income (Loss) per Share

Prior to closing of the IPO, the Company followed the two-class method when computing net income (loss) per share, as TransMedics had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The outstanding convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities, and as a result, basic and diluted net loss per share were the same. The Company reported a net loss attributable to common stockholders for the fiscal three and six months ended June 29, 2019.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the fiscal three and six months ended June 30, 2020.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance has been effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU No. 2020-05, which grants a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. The Company is currently planning to adopt this guidance on January 1, 2022 in accordance with the nonpublic company requirements and is evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables.  The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently assessing the date of the adoption and the impact of the adoption of this guidance on its financial statements.

3. Marketable Securities

As of June 30, 2020 and December 28, 2019, marketable securities by security type consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$67,607	$86	$(1)	$67,692
U.S. government agency bonds (due within one year)	20,498	33	—	20,531
	$88,105	$119	$(1)	$88,223

	December 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$23,318	$17	$—	$23,335
U.S. government agency bonds (due within one year)	37,224	39	(2)	37,261
	$60,542	$56	$(2)	$60,596

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$36,706	$—	$—	$36,706
Marketable securities:
U.S. Treasury securities	—	67,692	—	67,692
U.S. government agency bonds	—	20,531	—	20,531
	$36,706	$88,223	$—	$124,929

	Fair Value Measurements at December 28, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,760	$—	$—	$11,760
Marketable securities:
U.S. Treasury securities	—	23,335	—	23,335
U.S. government agency bonds	—	37,261	—	37,261
	$11,760	$60,596	$—	$72,356

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the fiscal three and six months ended June 30, 2020 and June 29, 2019, there were no transfers between Level 1, Level 2, and Level 3.

5. Inventory

As of June 30, 2020 and December 28, 2019, inventory consisted of the following (in thousands):

	June 30, 2020	December 28, 2019
Raw materials	$6,583	$4,881
Work-in-process	959	903
Finished goods	5,013	5,432
	$12,555	$11,216

During the fiscal six months ended June 30, 2020 and June 29, 2019, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $0.1 million and $1.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

As of June 30, 2020 and December 28, 2019, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 28, 2019
Accrued research, development and clinical trials expenses	$3,702	$3,144
Accrued payroll and related expenses	3,441	3,604
Accrued other	1,715	1,584
	$8,858	$8,332

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. As of June 30, 2020 and December 28, 2019, long-term debt consisted of the following (in thousands):

	June 30, 2020	December 28, 2019
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(990)	(1,139)
Accrued end-of-term payment	385	285
Long-term debt, net of discount and current portion	$34,395	$34,146

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

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of June 30, 2020, the Company was in compliance with the covenants under the Credit Agreement.

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

As of June 30, 2020, the interest rate applicable to borrowings under the Credit Agreement was 10.0%. During the fiscal six months ended June 30, 2020, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.7%.

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

8. Equity

Preferred Stock

As of June 30, 2020, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated.

Common Stock

As of June 30, 2020, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s shareholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2020, no dividends had been declared or paid.

Warrants

Immediately prior to the closing of the IPO on May 6, 2019, pursuant to the Corporate Reorganization, all of the outstanding preferred stock warrants of TransMedics were converted into warrants to purchase an aggregate of 64,440 shares of common stock. No warrants have been exercised. As a result, as of June 30, 2020, the Company has outstanding warrants to purchase 50,000 shares of common stock at an exercise price of $8.75 per share with an expiration date of November 7, 2022 and warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of June 30, 2020, 2,485,187 shares of common stock were available for issuance under the 2019 Plan.

During the fiscal six months ended June 30, 2020, the Company granted to its employees and its non-employee directors options with service-based vesting for the purchase of an aggregate of 564,836 shares of common stock with a weighted average grant fair value of $7.89 per share.

2019 Employee Stock Purchase Plan

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective that same date. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP. During the fiscal six months ended June 30, 2020, 12,163 shares of common stock were issued under the 2019 ESPP and as of June 30, 2020, 358,979 shares of common stock remained available for issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Cost of revenue	$8	$5	$12	$8
Research, development and clinical trials expenses	129	17	183	33
Selling, general and administrative expenses	494	198	821	236
	$631	$220	$1,016	$277

As of June 30, 2020, total unrecognized compensation cost related to unvested share-based awards was $7.0 million which is expected to be recognized over a weighted average period of 2.9 years.

10. Commitments and Contingencies

Operating Leases

On January 9, 2020, the Company amended each of the lease agreements for its corporate headquarters (the “Amendment”) to lease an additional 39,744 square feet for general office use and an additional 11,735 square feet for operational use (the “Extension Premises”). The Amendment also extended each of the existing lease terms from December 2021 to December 2026, with an option to extend for one additional period of five years. Under the Amendment, the landlord will contribute up to $3.4 million towards the Company’s leasehold improvements. The Amendment provides for annual base rent for the premises of approximately $1.9 million for the first year of the lease. Thereafter, the annual base rent will increase at an average of 2.5% each year until the end of the term. The Company is also obligated to pay the landlord certain costs, taxes, and operating expenses, subject to certain exclusions. On June 2, 2020, the Company further amended each of the lease agreements (the “Second Amendment”). The changes provided by the Second Amendment include (i) extending each of the existing lease terms for an additional year through December 31, 2027, (ii) delaying to October 23, 2020 the commencement of the Company’s occupation of the Extension Premises, and (iii) extending to December 23, 2021 the Company’s ability to utilize the contribution from the landlord toward the Company’s work on improvements of the premises. The Second Amendment provides for annual base rent of approximately $2.0 million for the additional lease year and postpones the Company’s obligation to pay rent for the Extension Premises until October 23, 2020.

The Company’s lease agreements, as amended, include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.5 million and $0.3 million in each of the fiscal three months ended June 30, 2020 and June 29, 2019, respectively. The Company recorded rent expense of $1.0 million and $0.6 million in each of the fiscal six months ended June 30, 2020 and June 29, 2019, respectively. Costs incurred by the Company for tenant improvements but not yet reimbursed by the landlord are presented on the accompanying consolidated balance sheets as a tenant receivable within prepaid expenses and other current assets. As of June 30, 2020, the Company had a tenant receivable of $0.2 million.

Future minimum lease payments under operating leases as of June 30, 2020 are as follows (in thousands):

Year Ending:
December 31, 2020 (remaining 6 months)	$646
December 31, 2021	1,900
December 31, 2022	1,948
December 31, 2023	1,997
December 31, 2024	2,047
Thereafter	6,452
$14,990

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of June 30, 2020 and December 28, 2019, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 and December 28, 2019.

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

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Numerator:
Net loss attributable to common stockholders	$(8,497)	$(9,195)	$(17,349)	$(16,090)
Denominator:
Weighted average common shares outstanding, basic and diluted	23,330,918	13,133,834	22,259,047	7,277,237
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.70)	$(0.78)	$(2.21)

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

	As of
	June 30, 2020	June 29, 2019
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	2,253,691	2,017,165
Employee stock purchase plan	10,534	—
	2,328,665	2,081,605

12. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2). Financial data by geographical area is summarized as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	June 30, 2020	June 29, 2019
Net revenue by country(1):
United States	$2,440	$4,302	$7,648	$7,255
United Kingdom	355	405	1,467	974
All other countries	596	959	1,806	2,113
Total net revenue	$3,391	$5,666	$10,921	$10,342

	June 30, 2020	December 28, 2019
Long-lived assets by country(2):
United States	$3,757	$4,007
All other countries	647	785
Total long-lived assets	$4,404	$4,792

(1)	Net revenue by country is categorized based on the location of the end customer.
(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

13. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein $0.1 million and $0.2 million in total compensation for the fiscal three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.1 in total compensation for each of the fiscal three and six months ended June 29, 2019, respectively, for her services as an employee.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. Our OCS products have been used for over 1,600 human organ transplants. During our clinical trials, we established relationships with over 55 leading transplant programs worldwide. We have commercialized the OCS Lung and OCS Heart outside of the United States and received our first Pre-Market Approval, or PMA, from the FDA in March 2018 for the use in the United States of the OCS Lung for donor lungs currently utilized for transplantation and since May 2019, for donor lungs currently unutilized for transplantation.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our IPO, the sale of our common stock in equity offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $10.9 million and incurred a net loss of $17.3 million for the fiscal six months ended June 30, 2020. We generated net revenue of $23.6 million and incurred a net loss of $33.5 million for the fiscal year ended December 28, 2019. As of June 30, 2020, we had an accumulated deficit of $386.8 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets. Further, following the closing of our IPO we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

On May 26, 2020, we completed an underwritten public offering of our common stock, which resulted in the sale of 5,750,000 shares of common stock, inclusive of 750,000 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the offering were approximately $75.0 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

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

Impacts to our business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which has a negative impact on our revenue and clinical trial activities. Our sales and clinical adoption team is also operating at reduced capacity and restricted in visiting many transplant centers in person. Customer delays or reductions in capital expenditures and operating budgets also have a negative impact on our product sales. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to our OCS Heart PMA application, and may affect other potential PMA applications.  For example, although the FDA had scheduled an advisory committee of experts from outside the FDA to review and evaluate our OCS Heart PMA application in the second quarter of 2020, due to the COVID-19 pandemic the advisory committee meeting has been postponed and we currently anticipate that the FDA will convene this advisory committee meeting in the second half of 2020. In addition, we had temporarily reduced the manufacturing and distribution of our OCS products at our facility in Andover, Massachusetts. Starting in May 2020, we resumed our manufacturing and distribution operations to pre-COVID levels, allowing us to meet all customer requirements. We plan to maintain these or similar restrictions until we believe employees can fully resume such activities in accordance with federal, state and local requirements. While we maintain an inventory of finished products and raw materials used in our OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains, clinical trial or commercial operations, or if demand for our products is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

In April 2020, we announced several steps to respond to the COVID-19 pandemic. These steps are intended to protect the health and safety of our employees, to establish a process to support the continuous supply of our OCS products at transplant centers globally and to maintain financial flexibility.  These actions include transitioning most employees to a remote work environment, except for those who are deemed essential to product supply and reducing near-term expenses, such as reducing non-essential discretionary expenses and deferring a portion of executive and employee compensation.  While the COVID-19 pandemic did not significantly impact our business or results of operations during the first quarter of 2020, OCS product sales were negatively impacted by the COVID-19 pandemic in the second quarter of 2020 and we anticipate a negative impact to OCS product sales for the remainder of 2020; however, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

We have observed recovery in the frequency of transplant procedures, but not yet at the same activity level prior to the disruption of business and economic activities resulting from COVID-19. In addition, while the number of transplant procedures performed has declined during the COVID-19 pandemic, organ transplantations are non-elective, life-saving procedures and we believe that the need for these procedures will persist. However, as interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions, which could again cause disruptions to our customers operations and adversely impact organ transplant procedures.

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

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.5 million and $1.2 million, for the fiscal three and six months ended June 30, 2020, respectively, and $0.5 million and $1.2 million for the fiscal three and six months ended June 29, 2019, respectively.

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

Through June 30, 2020, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles.

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

We expect that cost of revenue as a percentage of net revenue will decrease and gross margin and gross profit will increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to efficiencies of scale. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. As utilization by customers of our OCS products increases, we expect that a greater number of OCS disposable sets will be used per year on the same OCS Console, thereby driving overall gross margin improvement. Because we expect that the number of OCS disposable sets sold over time will be significantly greater than the number of OCS Consoles sold or loaned to customers over that same period, we expect that our gross margin improvement will not be significantly affected by the number of OCS Consoles that we sell or loan to customers. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter. In addition, we expect gross margin to decrease in the short-term resulting from lower efficiencies of scale due to anticipated lower revenue as a result of the COVID-19 pandemic.

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

Comparison of the Fiscal Three Months Ended June 30, 2020 and June 29, 2019

The following table summarizes our results of operations for the fiscal three months ended June 30, 2020 and June 29, 2019

	Fiscal Three Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue	$3,391	$5,666	$(2,275)
Cost of revenue	1,482	2,333	(851)
Gross profit	1,909	3,333	(1,424)
Operating expenses:
Research, development and clinical trials	3,903	4,787	(884)
Selling, general and administrative	5,867	6,251	(384)
Total operating expenses	9,770	11,038	(1,268)
Loss from operations	(7,861)	(7,705)	(156)
Other income (expense):
Interest expense	(1,001)	(1,113)	112
Change in fair value of preferred stock warrant liability	—	(614)	614
Other income (expense), net	371	247	124
Total other expense, net	(630)	(1,480)	850
Loss before income taxes	(8,491)	(9,185)	694
Provision for income taxes	(6)	(10)	4
Net loss	$(8,497)	$(9,195)	$698

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Three Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue	$3,391	$5,666	$(2,275)
Cost of revenue	1,482	2,333	(851)
Gross profit	$1,909	$3,333	$(1,424)

Net Revenue

	Fiscal Three Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue by geography:
United States	$2,440	$4,302	$(1,862)
Outside the U.S.	951	1,364	(413)
Total net revenue	$3,391	$5,666	$(2,275)
Net revenue by OCS product:
OCS Lung net revenue	$435	$2,219	$(1,784)
OCS Heart net revenue	2,220	2,643	(423)
OCS Liver net revenue	736	804	(68)
Total net revenue	$3,391	$5,666	$(2,275)

Net revenue decreased by $2.3 million in the fiscal three months ended June 30, 2020 compared to the fiscal three months ended June 29, 2019 primarily as a result of a decrease in the number of OCS disposable sets sold to customers globally. The decrease was primarily driven by a decrease in the number of transplant procedures performed as a result of the adverse impact of COVID-19 on the global economy in general and the healthcare industry in particular.

Net revenue from customers in the United States was $2.4 million in the fiscal three months ended June 30, 2020 and decreased by $1.9 million compared to the fiscal three months ended June 29, 2019, primarily due to lower volume of commercial and clinical trial sales of OCS products. Net revenue from sales of OCS Lung products in the United States decreased from $2.0 million in the fiscal three months ended June 29, 2019 to $0.4 million in the fiscal three months ended June 30, 2020. Net revenue from OCS Heart disposable sets and OCS Liver disposable sets sold to customers for use in our ongoing clinical trials in the United States also decreased by $0.2 million and $0.1 million, respectively. The lower sales volume of OCS disposable sets was primarily a result of the adverse impact of the COVID-19 pandemic on the U.S. economy in general and the healthcare industry in particular.

Net revenue from customers outside the United States was $1.0 million in the fiscal three months ended June 30, 2020 compared to $1.4 million in the fiscal three months ended June 29, 2019. The decrease in net revenue from customers outside the United States was primarily due to the adverse impact of COVID-19 on the global economy in general and healthcare industry in particular. Net revenue from sales of OCS Lung and OCS Heart products outside the United States decreased by $0.2 million and $0.2 million, respectively, from the fiscal three months ended June 29, 2019 to the fiscal three months ended June 30, 2020.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $0.9 million in the fiscal three months ended June 30, 2020 compared to the fiscal three months ended June 29, 2019. Gross profit decreased by $1.4 million in the fiscal three months ended June 30, 2020 compared to the fiscal three months ended June 29, 2019. Gross profit decreased primarily as a result of a lower sales volume of OCS disposable sets sold in the second quarter of 2020. Gross margin was 56% and 59% for the fiscal three months ended June 30, 2020 and June 29, 2019, respectively. Gross margin decreased primarily as a result of idle facility charges of $0.1 million incurred during the fiscal three months ended June 30, 2020.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Three Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,036	$1,237	$799
Clinical trials costs	728	1,100	(372)
Consulting and third-party testing	259	824	(565)
Laboratory supplies and research materials	221	716	(495)
Other	659	910	(251)
Total research, development and clinical trials expenses	$3,903	$4,787	$(884)

Total research, development and clinical trials expenses decreased by $0.9 million from $4.8 million in the fiscal three months ended June 29, 2019 to $3.9 million in the fiscal three months ended June 30, 2020. Personnel related costs increased $0.8 million primarily due to expanded headcount to support clinical trials and new product development. Clinical trials costs, consulting and third-party testing costs and laboratory supplies and research material costs decreased due primarily to decreased activities as a result of the impact of the COVID-19 pandemic.

Selling, General and Administrative Expenses

	Fiscal Three Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$3,057	$2,528	$529
Professional and consultant fees	1,586	1,711	(125)
Tradeshows and conferences	—	641	(641)
Other	1,224	1,371	(147)
Total selling, general and administrative expenses	$5,867	$6,251	$(384)

Total selling, general and administrative expenses decreased by $0.4 million from $6.3 million in the fiscal three months ended June 29, 2019 to $5.9 million in the fiscal three months ended June 30, 2020 due to decreases in professional and consultant fees, trade shows and conferences and other costs. The decrease in other costs was primarily a result of cost management and cost containment strategies implemented by our management during the fiscal quarter ended June 30, 2020 to address the challenges of the operating environment caused by the COVID-19 pandemic. These decreases were offset by a $0.5 million increase in personnel related costs from expanding our commercial team to support commercial sales of our OCS Lung product in the United States. Stock-based compensation expense also increased by $0.3 million due primarily to additional grants to existing employees.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million and $1.1 million for the fiscal three months ended June 30, 2020 and June 29, 2019, respectively.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal three months ended June 29, 2019 was due primarily to the changes in the fair value of our preferred stock during that period.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal three months ended June 30, 2020 and June 29, 2019 included interest income of $0.2 million and $0.1 million, respectively, resulting from interest earned on invested cash balances, and $0.2 million and $0.1 million, respectively, of foreign currency transaction gains.

Comparison of the Fiscal Six Months Ended June 30, 2020 and June 29, 2019

The following table summarizes our results of operations for the fiscal six months ended June 30, 2020 and June 29, 2019

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue	$10,921	$10,342	$579
Cost of revenue	4,152	4,436	(284)
Gross profit	6,769	5,906	863
Operating expenses:
Research, development and clinical trials	10,128	8,669	1,459
Selling, general and administrative	12,519	10,904	1,615
Total operating expenses	22,647	19,573	3,074
Loss from operations	(15,878)	(13,667)	(2,211)
Other income (expense):
Interest expense	(2,043)	(2,206)	163
Change in fair value of preferred stock warrant liability	—	(341)	341
Other income (expense), net	588	144	444
Total other expense, net	(1,455)	(2,403)	948
Loss before income taxes	(17,333)	(16,070)	(1,263)
Provision for income taxes	(16)	(20)	4
Net loss	$(17,349)	$(16,090)	$(1,259)

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue	$10,921	$10,342	$579
Cost of revenue	4,152	4,436	(284)
Gross profit	$6,769	$5,906	$863

Net Revenue

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Net revenue by geography:
United States	$7,648	$7,255	$393
Outside the U.S.	3,273	3,087	186
Total net revenue	$10,921	$10,342	$579
Net revenue by OCS product:
OCS Lung net revenue	$2,443	$3,631	$(1,188)
OCS Heart net revenue	6,351	4,565	1,786
OCS Liver net revenue	2,127	2,146	(19)
Total net revenue	$10,921	$10,342	$579

Net revenue increased by $0.6 million in the fiscal six months ended June 30, 2020 compared to the fiscal six months ended June 29, 2019 primarily as a result of an increase in the number of OCS disposable sets sold to customers globally.

Net revenue from customers in the United States was $7.6 million in the fiscal six months ended June 30, 2020 and increased by $0.4 million compared to the fiscal six months ended June 29, 2019 primarily due to sales of OCS Heart disposable sets for use in our ongoing clinical trials, partially offset by a decrease in commercial sales of OCS Lung products as a result of the adverse impact of the COVID-19 pandemic. Net revenue from sales of OCS Lung products in the United States decreased from $3.4 million in the fiscal six months ended June 29, 2019 to $2.3 million in the fiscal six months ended June 30, 2020. Net revenue from OCS Heart disposable sets sold to customers for use in our clinical trials increased from $1.7 million in the fiscal six months ended June 29, 2019 to $3.2 million in the fiscal six months ended June 30, 2020. In addition, the U.S. selling price of OCS disposable sets sold in the fiscal six months ended June 30, 2020 was approximately 16% higher than the U.S. selling prices of OCS disposable sets sold in the same period in fiscal 2019. This accounted for a $0.8 million increase in net revenue in the United States from the fiscal six months ended June 30, 2020 compared to the fiscal six months ended June 29, 2019, offset by a $0.4 million volume decrease compared to the same period in fiscal 2019.

Net revenue from customers outside the U.S. was $3.3 million in the fiscal six months ended June 30, 2020 compared to $3.1 million in the fiscal three months ended June 29, 2019. The increase in net revenue from customers outside the United States was primarily due to sales of OCS disposable sets to existing customers.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $0.3 million in the fiscal six months ended June 30, 2020 compared to the fiscal six months ended June 29, 2019. Gross profit increased by $0.9 million in the fiscal six months ended June 30, 2020 compared to the fiscal six months ended June 29, 2019. Gross margin was 62% and 57% for the fiscal six months ended June 30, 2020 and June 29, 2019, respectively. Gross profit and gross margin increased primarily as a result of a higher average selling price of OCS disposable sets sold in the United States in the fiscal six months ended June 30, 2020 relative to the average selling price of OCS disposable sets in the comparable period of fiscal 2019 and overall higher sales, which resulted in a reduction of the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,184	$2,649	$1,535
Clinical trials costs	2,714	2,103	611
Consulting and third-party testing	938	1,148	(210)
Laboratory supplies and research materials	845	1,240	(395)
Other	1,447	1,529	(82)
Total research, development and clinical trials expenses	$10,128	$8,669	$1,459

Total research, development and clinical trials expenses increased by $1.5 million from $8.7 million in the fiscal six months ended June 29, 2019 to $10.1 million in the fiscal six months ended June 30, 2020. Personnel related costs increased $1.5 million due primarily to additional resources supporting clinical trials and new product development. Clinical trials costs increased by $0.6 million, due primarily to clinical trial activity in our active clinical trials. Consulting and third-party testing and laboratory supplies and research materials costs decreased by $0.2 million and $0.4 million, respectively, due primarily to our cost management and cost containment strategies implemented by our management during the fiscal quarter ended June 30, 2020 to address the challenges of the operating environment caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,129	$4,370	$1,759
Professional and consultant fees	3,198	2,967	231
Tradeshows and conferences	487	1,148	(661)
Other	2,705	2,419	286
Total selling, general and administrative expenses	$12,519	$10,904	$1,615

Total selling, general and administrative expenses increased by $1.6 million from $10.9 million in the fiscal six months ended June 29, 2019 to $12.5 million in the fiscal six months ended June 30, 2020 due primarily to increases in personnel related costs, professional and consultant fees and other costs as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Stock-based compensation expense also increased by $0.6 million due primarily to additional grants to existing employees. Tradeshows & conferences expenses decreased by $0.7 million primarily as a result of tradeshows and conferences being canceled or delayed due to the COVID-19 pandemic.

Other Income (Expense)

Interest Expense

Interest expense was $2.0 million and $2.2 million for the fiscal six months ended June 30, 2020 and June 29, 2019, respectively.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal six months ended June 29, 2019 was due primarily to the changes in the fair value of our preferred stock during that period.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal six months ended June 30, 2020 and June 29, 2019 included interest income of $0.5 million and $0.1 million, respectively, resulting from interest earned on invested cash balances, and $0.1 million of foreign currency transaction gains in each period, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our IPO and revenue from clinical trials and commercial sales of our OCS products. As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $139.4 million.

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

On May 26, 2020, we completed an underwritten public offering of our common stock, which resulted in the sale of 5,750,000 shares of common stock, inclusive of 750,000 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the offering were approximately $75.0 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the fiscal periods presented:

	Fiscal Six Months Ended
	June 30, 2020	June 29, 2019
	(in thousands)
Cash used in operating activities	$(16,715)	$(19,425)
Cash used in investing activities	(28,009)	(49,096)
Cash provided by in financing activities	75,695	95,397
Effect of exchange rate changes on cash, cash equivalents and restricted cash	89	125
Net increase in cash, cash equivalents and restricted cash	$31,060	$27,001

Operating Activities

During the fiscal six months ended June 30, 2020, operating activities used $16.7 million of cash, primarily resulting from our net loss of $17.3 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $1.9 million. Net cash used by changes in our operating assets and liabilities for the fiscal six months ended June 30, 2020 consisted primarily of a $3.2 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.4 million increase in inventory and a $0.3 million increase in prepaid expenses and other current assets, partially offset by a $2.1 million decrease in accounts receivable, a $0.8 million increase in deferred revenue and a $0.6 million increase in deferred rent.

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

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the fiscal six months ended June 30, 2020, net cash used in investing activities of $28.0 million consisted of $63.6 million in purchases of marketable securities and $0.4 million in purchases of property and equipment, partially offset by proceeds from sales and maturities of marketable securities of $36.0 million.

During the fiscal six months ended June 29, 2019, net cash used in investing activities of $49.1 million consisted of purchases of marketable securities.

Financing Activities

During the fiscal six months ended June 30, 2020, net cash provided by financing activities of $75.7 million consisted primarily of proceeds from the issuance of common stock in our public offering and employee share ownership plans of $76.0 million, partially offset by payments of offering costs of $0.3 million. We also received proceeds from the Paycheck Protection Loan of $2.2 million, which we then fully repaid in the same period.

During the fiscal six months ended June 29, 2019, net cash provided by financing activities of $95.4 million consisted primarily of the proceeds from issuance of common stock in our IPO that closed in May 2019, partially offset by payment of offering costs related to our IPO.

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

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of June 30, 2020, we were in compliance with all of the covenants under the Credit Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$14,990	$1,596	$3,897	$4,094	$5,403
Debt obligations(2)	46,511	3,510	43,001	—	—
Total	$61,501	$5,106	$46,898	$4,094	$5,403

(1)

Amounts in table reflect payments due for our leases of office and laboratory space in Andover, Massachusetts under two operating lease agreements. On January 9, 2020, we amended these lease agreements to, among other things, extend the expiration date of each lease to December 2026, increase the rentable square feet subject to each lease, and increase annual base rent for each lease. On June 2, 2020, we further amended these lease agreements to delay the commencement date of the increased space and extend the expiration date for each lease to December 2027. For more information, see “Note 10. Operating Leases” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)

Amounts in table reflect the contractually required principal and interest payments payable under the Credit Agreement, under which borrowings bear interest at a variable rate. For purposes of this table, the interest due under the Credit Agreement was calculated using an assumed interest rate of 10.0% per annum, which was the interest rate in effect as of June 30, 2020. Because such interest rate is below the PIK interest threshold of 11.5%, we did not include PIK in our calculated payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2020 (“2020 Q1 Form 10-Q”). The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K and 2020 Q1 Form 10-Q, such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, our ability to continue to educate surgeons, transplant centers and private payors, our manufacturing facilities, our information technology infrastructure, our foreign operations, and our ability to obtain and maintain regulatory approvals and qualifications.

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

As of June 30, 2020, we have used approximately $33.7 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Omnibus Amendment #2 to Lease, dated as of June 1, 2020, by and among the Company and Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC

10.2	Promissory Note, dated as of April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38891) filed with the SEC on April 24, 2020)

10.3

Second Amendment to Credit Agreement, dated as of April 23, 2020, by and among by and among TransMedics, Inc., TransMedics Group, Inc., TransMedics, B.V., and Orbimed Royalty Opportunities II, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38891) filed with the SEC on April 24, 2020)

10.4

Amendment to Executive Retention Agreement, dated as of April 10, 2020, by and between TransMedics, Inc. and Stephen Gordon (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38891) filed with the SEC on April 13, 2020)

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

Date: August 7, 2020	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)