Form 10-Q
period 2020-09-30
TransMedics Group, Inc.
filed 2020-11-06
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 27,160,815 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$21,397	$20,092
Marketable securities	111,317	60,596
Accounts receivable	6,141	6,559
Inventory	12,984	11,216
Prepaid expenses and other current assets	2,287	1,538
Total current assets	154,126	100,001
Property and equipment, net	4,690	4,792
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$159,322	$105,299
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$778	$7,247
Accrued expenses and other current liabilities	11,474	8,332
Deferred revenue	1,347	166
Current portion of deferred rent	25	370
Total current liabilities	13,624	16,115
Long-term debt, net of discount and current portion	34,525	34,146
Deferred rent, net of current portion	1,623	389
Total liabilities	49,772	50,650
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,159,065 shares and 21,184,524 shares issued and outstanding at September 30, 2020 and December 28, 2019, respectively	501,486	424,134
Accumulated other comprehensive loss	(16)	(2)
Accumulated deficit	(391,920)	(369,483)
Total stockholders' equity	109,550	54,649
Total liabilities and stockholders' equity	$159,322	$105,299

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Net revenue	$7,091	$7,205	$18,012	$17,547
Cost of revenue	2,053	2,989	6,205	7,425
Gross profit	5,038	4,216	11,807	10,122
Operating expenses:
Research, development and clinical trials	4,155	4,939	14,283	13,608
Selling, general and administrative	5,493	6,519	18,012	17,423
Total operating expenses	9,648	11,458	32,295	31,031
Loss from operations	(4,610)	(7,242)	(20,488)	(20,909)
Other income (expense):
Interest expense	(971)	(1,084)	(3,014)	(3,290)
Change in fair value of preferred stock warrant liability	—	—	—	(341)
Other income (expense), net	499	56	1,087	200
Total other expense, net	(472)	(1,028)	(1,927)	(3,431)
Loss before income taxes	(5,082)	(8,270)	(22,415)	(24,340)
Provision for income taxes	(6)	(10)	(22)	(30)
Net loss	$(5,088)	$(8,280)	$(22,437)	$(24,370)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.39)	$(0.94)	$(2.05)
Weighted average common shares outstanding, basic and diluted	27,156,135	21,131,618	23,885,517	11,882,626

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Net loss	$(5,088)	$(8,280)	$(22,437)	$(24,370)
Other comprehensive income (loss):
Foreign currency translation adjustment	16	56	(10)	69
Unrealized gains (losses) on marketable securities, net of tax of $0	(68)	22	(4)	52
Total other comprehensive income (loss)	(52)	78	(14)	121
Comprehensive loss	$(5,140)	$(8,202)	$(22,451)	$(24,249)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated Other
					Additional	Comprehen-		Total
	Preferred Stock		Common Stock		Paid-in	sive Income	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 28, 2019	—	$—	21,184,524	$424,134	$—	$(2)	$(369,483)	$54,649
Issuance of common stock upon the exercise of common stock options	—	—	146,793	75	—	—	—	75
Issuance of common stock in connection with employee stock purchase plan	—	—	12,163	197	—	—	—	197
Stock-based compensation expense	—	—	—	385	—	—	—	385
Foreign currency translation adjustment	—	—	—	—	—	16	—	16
Unrealized gains on marketable securities	—	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	—	(8,852)	(8,852)
Balances at March 31, 2020	—	—	21,343,480	424,791	—	227	(378,335)	46,683
Issuance of common stock upon the exercise of common stock options	—	—	42,882	92	—	—	—	92
Issuance of common stock in public offering, net of discounts and issuance costs of $628	—	—	5,750,000	75,042	—	—	—	75,042
Stock-based compensation expense	—	—	—	631	—	—	—	631
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Unrealized losses on marketable securities	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	(8,497)	(8,497)
Balances at June 30, 2020	—	—	27,136,362	500,556	—	36	(386,832)	113,760
Issuance of common stock upon the exercise of common stock options	—	—	12,169	27	—	—	—	27
Issuance of common stock in connection with employee stock purchase plan	—	—	10,534	160	—	—	—	160
Reversal of estimated offering costs	—	—	—	43	—	—	—	43
Stock-based compensation expense	—	—	—	700	—	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	16	—	16
Unrealized losses on marketable securities	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(5,088)	(5,088)
Balances at September 30, 2020	—	$—	27,159,065	$501,486	$—	$(16)	$(391,920)	$109,550

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated Other		Total
					Additional	Comprehen-		Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	sive Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balances at December 29, 2018	50,404,140	$186,519	1,397,493	$1	$143,794	$(101)	$(335,936)	$(192,242)
Issuance of common stock upon the exercise of common stock options	—	—	29,180	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	57	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(6,895)	(6,895)
Balances at March 30, 2019	50,404,140	186,519	1,426,673	1	143,859	(67)	(342,831)	(199,038)
Conversion of convertible preferred stock into common stock upon initial public offering	(50,404,140)	(186,519)	13,119,424	186,519	—	—	—	186,519
Conversion of TransMedics' common stock into TransMedics Group's common stock upon corporate reorganization	—	—	—	143,859	(143,859)	—	—	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	1,239	—	—	—	1,239
Issuance of common stock in initial public offering, net of discounts and issuance costs of $5,966	—	—	6,543,500	91,401	—	—	—	91,401
Issuance of common stock upon the exercise of common stock options	—	—	8,771	6	—	—	—	6
Stock-based compensation expense	—	—	—	220	—	—	—	220
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(9,195)	(9,195)
Balances at June 29, 2019	—	—	21,098,368	423,245	—	(58)	(352,026)	71,161
Issuance of common stock upon the exercise of common stock options	—	—	63,065	94	—	—	—	94
Settlement of accrued financing fee	—	—	—	124	—	—	—	124
Stock-based compensation expense	—	—	—	295	—	—	—	295
Foreign currency translation adjustment	—	—	—	—	—	56	—	56
Unrealized gains on marketable securities	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(8,280)	(8,280)
Balances at September 28, 2019	—	$—	21,161,433	$423,758	$—	$20	$(360,306)	$63,472

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019
Cash flows from operating activities:
Net loss	$(22,437)	$(24,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,147	866
Stock-based compensation expense	1,716	572
Change in fair value of preferred stock warrant liability	—	341
Non-cash interest expense and end of term accretion expense	379	352
Net amortization (accretion) of premiums (discounts) on marketable securities	304	(136)
Unrealized foreign currency transaction (gains) losses	(523)	392
Changes in operating assets and liabilities:
Accounts receivable	472	(3,098)
Inventory	(2,397)	(3,238)
Prepaid expenses and other current assets	(736)	(314)
Accounts payable	(6,417)	1,054
Accrued expenses and other current liabilities	3,320	2,954
Deferred revenue	1,156	(136)
Deferred rent	889	(261)
Net cash used in operating activities	(23,127)	(25,022)
Cash flows from investing activities:
Purchases of property and equipment	(453)	(184)
Purchases of marketable securities	(101,512)	(67,677)
Proceeds from sales and maturities of marketable securities	50,483	—
Net cash used in investing activities	(51,482)	(67,861)
Cash flows from financing activities:
Payments of public offering costs and other financing costs	(705)	(4,506)
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions	75,670	97,367
Proceeds from issuance of common stock upon exercise of stock options	194	108
Proceeds from issuance of common stock in connection with employee stock purchase plan	357	—
Proceeds from Paycheck Protection Program loan	2,249	—
Repayment of Paycheck Protection Program loan	(2,249)	—
Net cash provided by financing activities	75,516	92,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	398	80
Net increase in cash, cash equivalents and restricted cash	1,305	166
Cash, cash equivalents and restricted cash, beginning of period	20,592	20,741
Cash, cash equivalents and restricted cash, end of period	$21,897	$20,907
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$186,519
Settlement of accrued financing fee	$—	$124
Transfers of inventory to property and equipment	$705	$1,904
Reclassification of warrants to additional paid-in capital	$—	$1,239
Purchases of property and equipment included in accounts payable	$26	$90
Offering costs included in accounts payable and accrued expenses	$—	$120
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,397	$20,407
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$21,897	$20,907

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $22.4 million for the fiscal nine months ended September 30, 2020 and $33.5 million for the fiscal year ended December 28, 2019. As of September 30, 2020, the Company had an accumulated deficit of $391.9 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $132.7 million as of September 30, 2020 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

The Company is subject to risks and uncertainties common to companies in the medical device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Potential risks and uncertainties also include, without limitation, uncertainties regarding the duration and magnitude of the impact of the COVID-19 pandemic on the Company’s business and the economy generally. Products currently under development will require additional research and development efforts, including additional clinical testing and regulatory approval, prior to commercialization. These efforts require additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval on its expected timeline or at all, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers that purchase OCS products; disruptions to the Company’s manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of the Company’s clinical trials and studies; delays of reviews and approvals by the Food and Drug Administration (“FDA”) and other health authorities; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which negatively impacts the Company’s revenue and clinical trial activities. The Company’s sales and clinical adoption team has been and may continue to be restricted in visiting many transplant centers in person. The Company plans to maintain these or similar restrictions until it believes employees can fully resume such activities in accordance with federal, state and local requirements. In addition, the Company had temporarily reduced the manufacturing and distribution of its OCS products at its facility in Andover, Massachusetts. Starting in May 2020, the Company resumed manufacturing and distribution operations to pre-COVID levels. While the Company maintains an inventory of finished products and raw materials used in its OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to the Company’s OCS Heart Pre-Market Approval (“PMA”) application, and may affect other potential PMA applications.

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the first quarter of 2020, OCS product sales have been negatively impacted by the COVID-19 pandemic since the second quarter of 2020 and the Company anticipates a negative impact to OCS product sales for the remainder of 2020; however, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on the Company’s operations and financial condition.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020 and results of operations for the fiscal three and nine months ended September 30, 2020 and September 28, 2019 and cash flows for the fiscal nine months ended in the same periods have been made. The Company’s results of operations for the fiscal three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the fiscal three months ended September 30, 2020, two customers represented 12% and 14% of net revenue, respectively. For the fiscal nine months ended September 30, 2020, two customers represented 13% and 12% of net revenue, respectively. For the fiscal three months ended September 28, 2019, no customer accounted for 10% or more of net revenue. For the fiscal nine months ended September 28, 2019, one customer represented 10% of net revenue. As of September 30, 2020, two customers accounted for 14% each of accounts receivable. As of December 28, 2019, no customer accounted for 10% or more of accounts receivable.

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

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

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $0.9 million and $2.1 million for the fiscal three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.8 million for the fiscal three and nine months ended September 28, 2019, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as research, development, and clinical trials expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.3 million and $1.1 million for the fiscal three and nine months ended September 30, 2020, respectively, and $0.4 million and $0.9 million for the fiscal three and nine months ended September 28, 2019, respectively, as research, development, and clinical trials expenses.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of September 30, 2020 and December 28, 2019.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of September 30, 2020, the Company’s wholly- or partially-unsatisfied performance obligations totaled $1.4 million and are expected to be completed within the next year.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Gross revenue from sales to customers	$7,973	$7,876	$20,139	$19,381
Less: clinical trial payments reducing revenue	882	671	2,127	1,834
Total net revenue	$7,091	$7,205	$18,012	$17,547

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Net revenue by OCS product:
OCS Lung net revenue	$659	$2,114	$3,102	$5,744
OCS Heart net revenue	5,427	3,739	11,778	8,305
OCS Liver net revenue	1,005	1,352	3,132	3,498
Total net revenue	$7,091	$7,205	$18,012	$17,547

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Net revenue by country (1):
United States	$5,920	$4,341	$13,568	$11,596
United Kingdom	680	773	2,147	1,747
All other countries	491	2,091	2,297	4,204
Total net revenue	$7,091	$7,205	$18,012	$17,547

(1)	Net revenue by country is categorized based on the location of the end customer.

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

Net Income (Loss) per Share

Prior to closing of the IPO, the Company followed the two-class method when computing net income (loss) per share, as TransMedics had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The outstanding convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities, and as a result, basic and diluted net loss per share were the same. The Company reported a net loss attributable to common stockholders for the fiscal three and nine months ended September 28, 2019.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the fiscal three and nine months ended September 30, 2020.

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

3. Marketable Securities

As of September 30, 2020 and December 28, 2019, marketable securities by security type consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$81,510	$42	$(2)	$81,550
U.S. government agency bonds (due within one year)	29,757	12	(2)	29,767
	$111,267	$54	$(4)	$111,317

	December 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$23,318	$17	$—	$23,335
U.S. government agency bonds (due within one year)	37,224	39	(2)	37,261
	$60,542	$56	$(2)	$60,596

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,965	$—	$—	$9,965
Marketable securities:
U.S. Treasury securities	—	81,550	—	81,550
U.S. government agency bonds	—	29,767	—	29,767
	$9,965	$111,317	$—	$121,282

	Fair Value Measurements at December 28, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,760	$—	$—	$11,760
Marketable securities:
U.S. Treasury securities	—	23,335	—	23,335
U.S. government agency bonds	—	37,261	—	37,261
	$11,760	$60,596	$—	$72,356

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the fiscal three and nine months ended September 30, 2020 and September 28, 2019, there were no transfers between Level 1, Level 2, and Level 3.

5. Inventory

As of September 30, 2020 and December 28, 2019, inventory consisted of the following (in thousands):

	September 30, 2020	December 28, 2019
Raw materials	$6,444	$4,881
Work-in-process	1,037	903
Finished goods	5,503	5,432
	$12,984	$11,216

During the fiscal nine months ended September 30, 2020 and September 28, 2019, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $0.7 million and $1.9 million, respectively.

6. Accrued Expenses and Other Current Liabilities

As of September 30, 2020 and December 28, 2019, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 28, 2019
Accrued research, development and clinical trials expenses	$4,284	$3,144
Accrued payroll and related expenses	5,244	3,604
Accrued other	1,946	1,584
	$11,474	$8,332

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. As of September 30, 2020 and December 28, 2019, long-term debt consisted of the following (in thousands):

	September 30, 2020	December 28, 2019
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(912)	(1,139)
Accrued end-of-term payment	437	285
Long-term debt, net of discount and current portion	$34,525	$34,146

Borrowings under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At its option, the Company may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreases annually. The current prepayment premium is 4.0% and will decrease to zero in June 2021. The Company is also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts are being accreted to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of September 30, 2020, the Company was in compliance with the financial covenants under the Credit Agreement.

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

As of September 30, 2020, the interest rate applicable to borrowings under the Credit Agreement was 9.5%. During the fiscal nine months ended September 30, 2020, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.2%.

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

8. Equity

Preferred Stock

As of September 30, 2020, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated.

Common Stock

As of September 30, 2020, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s shareholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2020, no dividends had been declared or paid.

Warrants

Immediately prior to the closing of the IPO on May 6, 2019, pursuant to the Corporate Reorganization, all of the outstanding preferred stock warrants of TransMedics were converted into warrants to purchase an aggregate of 64,440 shares of common stock. No warrants have been exercised. As a result, as of September 30, 2020, the Company has outstanding warrants to purchase 50,000 shares of common stock at an exercise price of $8.75 per share with an expiration date of November 7, 2022 and warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of September 30, 2020, 2,465,687 shares of common stock were available for issuance under the 2019 Plan.

During the fiscal nine months ended September 30, 2020, the Company granted to its employees and its non-employee directors options with service-based vesting for the purchase of an aggregate of 585,336 shares of common stock with a weighted average grant fair value of $7.95 per share.

2019 Employee Stock Purchase Plan

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective that same date. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP. During the fiscal nine months ended September 30, 2020, 22,697 shares of common stock were issued under the 2019 ESPP and as of September 30, 2020, 348,445 shares of common stock remained available for issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Cost of revenue	$7	$6	$19	$14
Research, development and clinical trials expenses	108	35	291	67
Selling, general and administrative expenses	585	254	1,406	491
	$700	$295	$1,716	$572

As of September 30, 2020, total unrecognized compensation cost related to unvested share-based awards was $6.5 million, which is expected to be recognized over a weighted average period of 2.7 years.

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

The Company’s lease agreements, as amended, include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.4 million and $0.3 million in each of the fiscal three months ended September 30, 2020 and September 28, 2019, respectively. The Company recorded rent expense of $1.4 million and $1.0 million in each of the fiscal nine months ended September 30, 2020 and September 28, 2019, respectively. Costs incurred by the Company for tenant improvements but not yet reimbursed by the landlord are presented on the accompanying consolidated balance sheets as a tenant receivable within prepaid expenses and other current assets. As of September 30, 2020, the Company had a tenant receivable of $0.2 million.

Future minimum lease payments under operating leases as of September 30, 2020 are as follows (in thousands):

Year Ending:
December 31, 2020 (remaining 3 months)	$408
December 31, 2021	1,900
December 31, 2022	1,948
December 31, 2023	1,997
December 31, 2024	2,047
Thereafter	6,452
$14,752

License Agreement with the Department of Veterans Affairs

In 2002, the Company entered into a license agreement with the Department of Veterans Affairs (the “VA”), under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6100082. The Company has been granted an interim patent term extension for this patent until September 23, 2021. The Company has not received final approval of the patent extension beyond the interim patent term extension already granted. The maximum extension granted would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of September 30, 2020 and December 28, 2019, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 and December 28, 2019.

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

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	September 30, 2020	September 28, 2019
Numerator:
Net loss attributable to common stockholders	$(5,088)	$(8,280)	$(22,437)	$(24,370)
Denominator:
Weighted average common shares outstanding, basic and diluted	27,156,135	21,131,618	23,885,517	11,882,626
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.39)	$(0.94)	$(2.05)

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

	As of
	September 30, 2020	September 28, 2019
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	2,261,022	1,969,392
Employee stock purchase plan	6,458	—
	2,331,920	2,033,832

12. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2 for disaggregated net revenue by geographical area). Long-lived assets by geographical area is summarized as follows (in thousands):

	September 30, 2020	December 28, 2019
Long-lived assets by country(2):
United States	$4,093	$4,007
All other countries	597	785
Total long-lived assets	$4,690	$4,792

(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

13. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein less than $0.1 million in total compensation for each of the fiscal three months ended September 30, 2020 and September 28, 2019, and $0.2 million in total compensation for each of the fiscal nine months ended September 30, 2020 and September 28, 2019, for her services as an employee.

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

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $18.0 million and incurred a net loss of $22.4 million for the fiscal nine months ended September 30, 2020. We generated net revenue of $23.6 million and incurred a net loss of $33.5 million for the fiscal year ended December 28, 2019. As of September 30, 2020, we had an accumulated deficit of $391.9 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets. Further, following the closing of our IPO we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

COVID-19

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; delays of reviews and approvals by the FDA and other health authorities; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which has a negative impact on our revenue and clinical trial activities. Our sales and clinical adoption team has been and may continue to be restricted in visiting many transplant centers in person. Customer delays or reductions in capital expenditures and operating budgets also have a negative impact on our product sales. We plan to maintain these or similar restrictions until we believe employees can fully resume such activities in accordance with federal, state and local requirements. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to our OCS Heart PMA application, and may affect other potential PMA applications.  For example, although the FDA had scheduled an advisory committee of experts from outside the FDA to review and evaluate our OCS Heart PMA application in the second quarter of 2020, due to the COVID-19 pandemic the advisory committee meeting was postponed to October 2020. However, this meeting has been further temporarily postponed to allow the FDA to review additional, already collected, short and longer-term data from the OCS Heart EXPAND Trial and OCS Heart EXPAND Continued Access Protocol (“CAP”). The FDA has not yet communicated a new date for the advisory committee meeting. In addition, to minimize health risks to our employees during the COVID-19 peak in the second quarter of 2020, we asked our employees to stay home for several weeks. This resulted in a temporary reduction in our manufacturing and distribution of our OCS products at our facility in Andover, Massachusetts. Starting in May 2020, we resumed our manufacturing and distribution operations to pre-COVID levels, allowing us to meet all customer requirements. While we maintain an inventory of finished products and raw materials used in our OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. If we experience a prolonged disruption in our manufacturing, supply chains, clinical trial or commercial operations, or if demand for our products is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

In April 2020, we announced several steps to respond to the COVID-19 pandemic. These steps are intended to protect the health and safety of our employees, to establish a process to support the continuous supply of our OCS products at transplant centers globally and to maintain financial flexibility.  These actions include transitioning most employees to a remote work environment, except for those who are deemed essential to product supply and reducing near-term expenses, such as reducing non-essential discretionary expenses. We also deferred a portion of executive and employee compensation from April 2020 through August 31, 2020.  While the COVID-19 pandemic did not significantly impact our business or results of operations during the first quarter of 2020, OCS product sales have been negatively impacted by the COVID-19 pandemic since the second quarter of 2020 and we anticipate a negative impact to OCS product sales for the remainder of 2020; however, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

We have observed recovery in the frequency of transplant procedures, but not yet at the same activity level as prior to the disruption of business and economic activities resulting from COVID-19. In addition, while the number of transplant procedures performed has declined during the COVID-19 pandemic, organ transplantations are non-elective, life-saving procedures and we believe that the need for these procedures will persist. However, as interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions, which could again cause disruptions to our customers’ operations and adversely impact organ transplant procedures.

We continue to monitor developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, we are unable to predict the extent of the impact with confidence due to the uncertainty of future developments, such as the duration of the pandemic, additional or modified government actions, new information which may emerge concerning the severity and incidence of COVID-19 and actions to contain the virus or treat its impact. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude, duration and frequency of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business.

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

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.9 million and $2.1 million, for the fiscal three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.8 million for the fiscal three and nine months ended September 28, 2019, respectively.

In March 2018, we received our first FDA PMA for the OCS Lung, and we began commercial sales of this product in the United States during the fourth quarter of 2018. In May 2019, we received our second FDA PMA for the OCS Lung for additional clinical indications. Therefore, our net revenue in the United States for the OCS Lung is now derived primarily from commercial sales and consists of sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. In 2019, we also recorded revenue from clinical trial sales of the OCS Lung for our OCS Lung EXPAND II Trial, which stopped enrollment as of June 24, 2019 since we received FDA PMA for the OCS Lung EXPAND indication.

In the United States, we expect to continue to only have clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMA for those products. Our net revenue in the United States for OCS Heart and OCS Liver products fluctuates from period to period as a result of the timing of patient enrollment in our clinical trials. Historically, our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolling. Our OCS Heart EXPAND Trial began patient enrollment in September 2015 and completed patient enrollment in March 2018. Our OCS Liver PROTECT Trial began enrollment in January 2016 and completed enrollment in October 2019. Our OCS Heart EXPAND CAP began patient enrollment in May 2019 and is currently enrolling patients. Our OCS Heart DCD Trial began patient enrollment in December 2019 and has completed enrolling patients. Our OCS Heart DCD CAP has been approved by the FDA and we anticipate that we will begin enrolling patients by the end of 2020 or early 2021. Our OCS Liver PROTECT CAP began patient enrollment in February 2020 and is currently enrolling patients. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through September 30, 2020, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles.

Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets. We expect that our net revenue will increase over the long term as a result of receiving our first two FDA PMAs for the OCS Lung in the United States in March 2018 and May 2019 and any potential future FDA approvals in the United States for OCS Heart and OCS Liver. We also expect that our net revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs. We expect that net revenue will decrease in the short term as a result of the COVID-19 pandemic.

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

We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount to support the expected continued sales growth of our OCS products. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

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

Comparison of the Fiscal Three Months Ended September 30, 2020 and September 28, 2019

The following table summarizes our results of operations for the fiscal three months ended September 30, 2020 and September 28, 2019:

	Fiscal Three Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue	$7,091	$7,205	$(114)
Cost of revenue	2,053	2,989	(936)
Gross profit	5,038	4,216	822
Operating expenses:
Research, development and clinical trials	4,155	4,939	(784)
Selling, general and administrative	5,493	6,519	(1,026)
Total operating expenses	9,648	11,458	(1,810)
Loss from operations	(4,610)	(7,242)	2,632
Other income (expense):
Interest expense	(971)	(1,084)	113
Other income (expense), net	499	56	443
Total other expense, net	(472)	(1,028)	556
Loss before income taxes	(5,082)	(8,270)	3,188
Provision for income taxes	(6)	(10)	4
Net loss	$(5,088)	$(8,280)	$3,192

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Three Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue	$7,091	$7,205	$(114)
Cost of revenue	2,053	2,989	(936)
Gross profit	$5,038	$4,216	$822

Net Revenue

	Fiscal Three Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue by geography:
United States	$5,920	$4,341	$1,579
Outside the U.S.	1,171	2,864	(1,693)
Total net revenue	$7,091	$7,205	$(114)
Net revenue by OCS product:
OCS Lung net revenue	$659	$2,114	$(1,455)
OCS Heart net revenue	5,427	3,739	1,688
OCS Liver net revenue	1,005	1,352	(347)
Total net revenue	$7,091	$7,205	$(114)

Net revenue was relatively flat between the fiscal three months ended September 30, 2020 and September 28, 2019. The decrease in the number of disposable sets was primarily driven by a decrease in the number of OCS transplant procedures performed in Europe, partially offset by the increase in number of procedures performed in the United States and rest of the world.

Net revenue from customers in the United States was $5.9 million in the fiscal three months ended September 30, 2020 and increased by $1.6 million compared to the fiscal three months ended September 28, 2019, primarily due to higher volume of clinical trial sales of OCS products. Net revenue from sales of OCS Lung products in the United States decreased from $1.9 million in the fiscal three months ended September 28, 2019 to $0.6 million in the fiscal three months ended September 30, 2020. The decrease was due primarily to lower sales of OCS disposable sets from the adverse impact of COVID-19. COVID-19 impacted lung transplants more than other organs due to the nature of the disease, new protocols required for safe lung transplants and the use of ventilators post-transplant. Net revenue from OCS Heart disposable sets sold to customers for use in our ongoing clinical trials in the United States increased by $3.2 million, while net revenue from OCS Liver disposable sets decreased by $0.3 million. The increase in net revenue from OCS Heart disposable sets is attributed to a combination of higher volume of OCS Heart disposable sets sold in the OCS Heart EXPAND CAP and OCS Heart DCD Trial, which accounted for $2.7 million of the increase, and an increase in average selling price, which accounted for $0.5 million of the increase. The OCS Heart DCD trial completed patient enrollment in September 2020. The lower sales volume of OCS Liver disposable sets was primarily a result of the adverse impact of the COVID-19 pandemic on transplant procedures in the U.S.

Net revenue from customers outside the United States was $1.2 million in the fiscal three months ended September 30, 2020 compared to $2.9 million in the fiscal three months ended September 28, 2019. The decrease in net revenue from customers outside the United States was primarily due to the adverse impact of COVID-19 on transplant procedures in Europe. Net revenue from sales of OCS Lung and OCS Heart products outside the United States decreased by $0.1 million and $1.5 million, respectively, from the fiscal three months ended September 28, 2019 to the fiscal three months ended September 30, 2020

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $0.9 million in the fiscal three months ended September 30, 2020 compared to the fiscal three months ended September 28, 2019. Gross profit increased by $0.8 million in the fiscal three months ended September 30, 2020 compared to the fiscal three months ended September 28, 2019. Gross profit increased primarily as a result of a higher average selling price and a higher sales volume of OCS Heart disposable sets sold in the United States in the third quarter of 2020. Gross margin was 71% and 59% for the fiscal three months ended September 30, 2020 and September 28, 2019, respectively. Gross margin increased primarily as a result of a higher average selling price and lower allocation of overhead charges. Overhead charges were lower from cost containment measures and savings related to COVID-19 restrictions.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Three Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$1,913	$1,765	$148
Clinical trials costs	866	968	(102)
Consulting and third-party testing	239	1,073	(834)
Laboratory supplies and research materials	665	452	213
Other	472	681	(209)
Total research, development and clinical trials expenses	$4,155	$4,939	$(784)

Total research, development and clinical trials expenses decreased by $0.8 million from $4.9 million in the fiscal three months ended September 28, 2019 to $4.2 million in the fiscal three months ended September 30, 2020. Consulting and third-party testing costs and other costs decreased by $0.8 million and $0.2 million, respectively, due primarily to decreased activities as a result of the impact of the COVID-19 pandemic. Laboratory supplies and research material costs increased by $0.2 million due to timing of material purchases.

Selling, General and Administrative Expenses

	Fiscal Three Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$3,253	$2,783	$470
Professional and consultant fees	947	1,908	(961)
Tradeshows and conferences	79	327	(248)
Other	1,214	1,501	(287)
Total selling, general and administrative expenses	$5,493	$6,519	$(1,026)

Total selling, general and administrative expenses decreased by $1.0 million from $6.5 million in the fiscal three months ended September 28, 2019 to $5.5 million in the fiscal three months ended September 30, 2020 due to decreases in professional and consultant fees, tradeshows and conferences and other costs. The decrease in professional and consultant fees was due to cost management and cost containment strategies implemented by our management. The decrease in tradeshows and conferences expense was due to tradeshow and conference cancellations due to the COVID-19 pandemic. The decrease in other costs was primarily a result of cost management and cost containment strategies implemented by our management during the fiscal quarter ended September 30, 2020 to address the challenges of the operating environment caused by the COVID-19 pandemic. These decreases were partially offset by a $0.5 million increase in personnel related costs from expanding our commercial team to support commercial sales of our OCS Lung product in the United States. Stock-based compensation expense also increased by $0.3 million due primarily to additional grants to existing employees.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million and $1.1 million for the fiscal three months ended September 30, 2020 and September 28, 2019, respectively.

Other Income (Expense), Net

Other income (expense), net for the fiscal three months ended September 30, 2020 and September 28, 2019 included interest income of $0.1 million and $0.4 million, respectively, resulting from interest earned on invested cash balances, and $0.4 million of foreign currency transaction gains and $0.4 million of foreign currency transaction losses, respectively.

Comparison of the Fiscal Nine Months Ended September 30, 2020 and September 28, 2019

The following table summarizes our results of operations for the fiscal nine months ended September 30, 2020 and September 28, 2019:

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue	$18,012	$17,547	$465
Cost of revenue	6,205	7,425	(1,220)
Gross profit	11,807	10,122	1,685
Operating expenses:
Research, development and clinical trials	14,283	13,608	675
Selling, general and administrative	18,012	17,423	589
Total operating expenses	32,295	31,031	1,264
Loss from operations	(20,488)	(20,909)	421
Other income (expense):
Interest expense	(3,014)	(3,290)	276
Change in fair value of preferred stock warrant liability	—	(341)	341
Other income (expense), net	1,087	200	887
Total other expense, net	(1,927)	(3,431)	1,504
Loss before income taxes	(22,415)	(24,340)	1,925
Provision for income taxes	(22)	(30)	8
Net loss	$(22,437)	$(24,370)	$1,933

Net Revenue, Cost of Revenue and Gross Profit

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue	$18,012	$17,547	$465
Cost of revenue	6,205	7,425	(1,220)
Gross profit	$11,807	$10,122	$1,685

Net Revenue

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Net revenue by geography:
United States	$13,568	$11,596	$1,972
Outside the U.S.	4,444	5,951	(1,507)
Total net revenue	$18,012	$17,547	$465
Net revenue by OCS product:
OCS Lung net revenue	$3,102	$5,744	$(2,642)
OCS Heart net revenue	11,778	8,305	3,473
OCS Liver net revenue	3,132	3,498	(366)
Total net revenue	$18,012	$17,547	$465

Net revenue increased by $0.5 million in the fiscal nine months ended September 30, 2020 compared to the fiscal nine months ended September 28, 2019 primarily as a result of an increase in the number of OCS disposable sets sold to customers globally.

Net revenue from customers in the United States was $13.6 million in the fiscal nine months ended September 30, 2020 and increased by $2.0 million compared to the fiscal nine months ended September 28, 2019 primarily due to sales of OCS Heart disposable sets for use in our ongoing clinical trials, partially offset by a decrease in commercial sales of OCS Lung and OCS Liver products as a result of the adverse impact of the COVID-19 pandemic. COVID-19 impacted lung transplants more than other organs due to the nature of the disease, new protocols required for safe lung transplants and the use of ventilators post-transplant. Net revenue from sales of OCS Lung products in the United States decreased from $5.3 million in the fiscal nine months ended September 28, 2019 to $2.9 million in the fiscal nine months ended September 30, 2020. Net revenue from OCS Heart disposable sets sold to customers in the United States for use in our clinical trials increased from $2.8 million in the fiscal nine months ended September 28, 2019 to $7.5 million in the fiscal nine months ended September 30, 2020. In addition, the U.S. selling price of OCS disposable sets sold in the fiscal nine months ended September 30, 2020 was approximately 22% higher than the U.S. selling prices of OCS disposable sets sold in the same period in fiscal 2019. This accounted for a $1.7 million increase in net revenue in the United States during the fiscal nine months ended September 30, 2020 compared to the fiscal nine months ended September 28, 2019.

Net revenue from customers outside the U.S. was $4.4 million in the fiscal nine months ended September 30, 2020 compared to $6.0 million in the fiscal nine months ended September 28, 2019. The decrease in net revenue from customers outside the United States was primarily due to the adverse impact of COVID-19 on transplant procedures in Europe.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $1.2 million in the fiscal nine months ended September 30, 2020 compared to the fiscal nine months ended September 28, 2019. Gross profit increased by $1.7 million in the fiscal nine months ended September 30, 2020 compared to the fiscal nine months ended September 28, 2019. Gross margin was 66% and 58% for the fiscal nine months ended September 30, 2020 and September 28, 2019, respectively. Gross profit and gross margin increased primarily as a result of a higher average selling price of OCS disposable sets sold in the United States in the fiscal nine months ended September 30, 2020 relative to the average selling price of OCS disposable sets in the comparable period of fiscal 2019 and overall higher sales, which resulted in a reduction of the impact of fixed costs in our manufacturing operation.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,097	$4,415	$1,682
Clinical trials costs	3,580	3,071	509
Consulting and third-party testing	1,177	2,220	(1,043)
Laboratory supplies and research materials	1,510	1,692	(182)
Other	1,919	2,210	(291)
Total research, development and clinical trials expenses	$14,283	$13,608	$675

Total research, development and clinical trials expenses increased by $0.7 million from $13.6 million in the fiscal nine months ended September 28, 2019 to $14.3 million in the fiscal nine months ended September 30, 2020. Personnel related costs and clinical trial costs increased by $1.7 million and $0.5 million, respectively, due primarily to additional resources supporting clinical trials and new product development.  Consulting and third-party testing, laboratory supplies and research materials costs and other costs decreased by $1.0 million, $0.2 million and $0.3 million, respectively, due primarily to our cost management and cost containment strategies implemented by our management during the fiscal quarter ended June 30, 2020 to address the challenges of the operating environment caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$9,382	$7,153	$2,229
Professional and consultant fees	4,145	4,876	(731)
Tradeshows and conferences	566	1,475	(909)
Other	3,919	3,919	—
Total selling, general and administrative expenses	$18,012	$17,423	$589

Total selling, general and administrative expenses increased by $0.6 million from $17.4 million in the fiscal nine months ended September 28, 2019 to $18.0 million in the fiscal nine months ended September 30, 2020 due primarily to increases in personnel related costs, as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Stock-based compensation expense also increased by $0.9 million due primarily to additional grants to existing employees. Professional and consultant fees and tradeshows and conferences decreased by $0.7 million and $0.9 million, respectively, primarily as a result of tradeshows and conferences being canceled or delayed due to the COVID-19 pandemic and cost management and cost containment strategies implemented by our management.

Other Income (Expense)

Interest Expense

Interest expense was $3.0 million and $3.3 million for the fiscal nine months ended September 30, 2020 and September 28, 2019, respectively.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal nine months ended September 28, 2019 was due primarily to the changes in the fair value of our preferred stock during that period.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal nine months ended September 30, 2020 and September 28, 2019 included interest income of $0.6 million in each period resulting from interest earned on invested cash balances, and $0.5 million of foreign currency transaction gains and $0.4 million of foreign currency transaction losses, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products. As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $132.7 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the fiscal periods presented:

	Fiscal Nine Months Ended
	September 30, 2020	September 28, 2019
	(in thousands)
Cash used in operating activities	$(23,127)	$(25,022)
Cash used in investing activities	(51,482)	(67,861)
Cash provided by in financing activities	75,516	92,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	398	80
Net increase in cash, cash equivalents and restricted cash	$1,305	$166

Operating Activities

During the fiscal nine months ended September 30, 2020, operating activities used $23.1 million of cash, primarily resulting from our net loss of $22.4 million and net cash used by changes in our operating assets and liabilities of $3.7 million, partially offset by net non-cash charges of $3.0 million. Net cash used by changes in our operating assets and liabilities for the fiscal nine months ended September 30, 2020 consisted primarily of a $3.1 million decrease in accounts payable and accrued expenses, a $2.4 million increase in inventory and a $0.7 million increase in prepaid expenses and other current assets, partially offset by a $1.2 million increase in deferred revenue and a $0.5 million decrease in accounts receivable.

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

Investing Activities

During the fiscal nine months ended September 30, 2020, net cash used in investing activities of $51.5 million consisted of $101.5 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, partially offset by proceeds from sales and maturities of marketable securities of $50.5 million.

During the fiscal nine months ended September 28, 2019, net cash used in investing activities of $67.9 million consisted of purchases of marketable securities.

Financing Activities

During the fiscal nine months ended September 30, 2020, net cash provided by financing activities of $75.5 million consisted primarily of proceeds from the issuance of common stock in our May 2020 public offering and employee share ownership plans of $76.2 million, partially offset by payments of offering costs of $0.7 million.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to the LIBOR subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5%, or the Applicable Margin, subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind, or PIK interest, at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At our option, we may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreases annually. Our current prepayment premium is 4.0% and will decrease to zero in June 2021. We are also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment, which we are accreting to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of September 30, 2020, we were in compliance with all of the covenants under the Credit Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$14,752	$1,833	$3,921	$4,119	$4,879
Debt obligations(2)	45,147	3,334	41,813	—	—
Total	$59,899	$5,167	$45,734	$4,119	$4,879

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

(2)

Amounts in table reflect the contractually required principal and interest payments payable under the Credit Agreement, under which borrowings bear interest at a variable rate. For purposes of this table, the interest due under the Credit Agreement was calculated using an assumed interest rate of 9.5% per annum, which was the interest rate in effect as of September 30, 2020. Because such interest rate is below the PIK interest threshold of 11.5%, we did not include PIK in our calculated payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (“2020 Q1 Form 10-Q”). The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section titled “Item 1A. Risk Factors” in each of our 2019 Form 10-K and 2020 Q1 Form 10-Q, such as risks related to our need to raise additional funding, fluctuation of our quarterly financial results, our ability to continue to educate surgeons, transplant centers and private payors, our manufacturing facilities, our information technology infrastructure, our foreign operations, and our ability to obtain and maintain regulatory approvals and qualifications.

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

As of September 30, 2020, we have used approximately $40.3 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

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

Date: November 6, 2020	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)