Form 10-K
period 2020-12-31
TransMedics Group, Inc.
filed 2021-03-11
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, based on the last reported sale price of the registrant’s common stock of $17.92 per share was $454.4 million. As of February 28, 2021, the registrant had 27,370,038 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders scheduled to be held on May 27, 2021, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part II and Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

RISK FACTORS SUMMARY

An investment in our common stock involves risks. You should consider carefully the following risks, which are discussed more fully in “Item 1A. Risk Factors”, and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. These risks include, but are not limited to, the following:

•	that we continue to incur losses;
•	our need to raise additional funding;
•

our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under our credit agreement to which we will remain subject to until maturity, and our ability to obtain additional financing on favorable terms or at all;

•	the fluctuation of our financial results from quarter to quarter;
•	our ability to use net operating losses and research and development credit carryforwards;
•	our dependence on the success of the Organ Care System, or OCS;
•	the rate and degree of market acceptance of the OCS;
•	our ability to educate patients, surgeons, transplant centers and private and public payors of benefits offered by the OCS;
•	the impact of the outbreak of the novel strain of coronavirus, or COVID-19, and associated containment and remediation efforts;
•	our ability to improve the OCS platform;
•	our dependence on a limited number of customers for a significant portion of our net revenue;
•	the timing of and our ability to obtain and maintain regulatory approvals or clearances for our OCS products;
•	our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•	the performance of our third-party suppliers and manufacturers;

•	the timing or results of clinical trials for the OCS;
•	our manufacturing, sales, marketing and clinical support capabilities and strategy;
•	attacks against our information technology infrastructure;
•	the economic, political and other risks associated with our foreign operations;
•	our ability to attract and retain key personnel;
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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. Our OCS products have been used for over 1,800 human organ transplants. The OCS Lung has been approved by the FDA, for commercial use in the United States since March 2018 for donor lungs that are currently utilized for transplantation and since May 2019, for donor lungs currently unutilized for transplantation. We also have commercialized the OCS Lung and OCS Heart outside of the United States. We submitted a Pre-Market Approval, or PMA, application to the FDA in December 2018 for the use of the OCS Heart for donor hearts currently utilized and unutilized for transplantation based on the results of our OCS Heart EXPAND Trial, OCS Heart EXPAND Continued Access Protocol, or CAP, Trial and OCS Heart PROCEED II Trial. The FDA will convene an advisory committee meeting, typical for novel technologies, to discuss our OCS Heart PMA application. The FDA advisory committee panel was initially set for April 2020 but was delayed due to the COVID-19 pandemic, and we currently expect it to be held on April 6, 2021. It is possible that the FDA decides that the data from our clinical trials does not support PMA approval or any of the claims we wish to make, or the FDA could require us to gather significant additional clinical data or conduct additional non-clinical testing. In addition, we completed enrollment of the 300 patient OCS Liver PROTECT trial in October 2019, and we submitted a PMA application for the OCS Liver in June 2020 and it is currently under review by the FDA.  We also completed enrollment of the 180 patient OCS Heart DCD trial in September 2020.  We expect to submit a PMA supplement application for the use of OCS Heart for DCD hearts in 2021.

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

The majority of transplant procedures are performed at a relatively small number of hospitals that have specialized organ transplant centers. For example, we estimate that approximately 50 to 55 transplant centers in the United States perform over 70% of the lung, heart and liver transplant volume. The lead transplant surgeons at each of these centers are the primary decision-makers on most aspects of the transplant programs. These surgeons rely primarily on clinical evidence to drive changes in their programs. During our clinical trials, we established relationships with over 65 leading transplant programs in our key geographies and have generated a substantial body of clinical evidence. Our commercial strategy is focused on leveraging these relationships to drive deeper adoption of the OCS at the leading, large-volume academic transplant institutions. We have also initiated a national OCS program that provides turnkey organ retrieval and OCS perfusion services to transplant centers in order to assist transplant programs in overcoming logistical hurdles. We believe this program has the potential to accelerate adoption of the OCS.

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

Our corporate headquarters, manufacturing and clinical training facilities are located in Andover, Massachusetts. We have additional distribution and commercial operations in Europe and Asia-Pacific. As of December 31, 2020, we employed 110 people, globally, most of which were full-time employees. We generated $25.6 million of net revenue during the fiscal year ended December 31, 2020 and $23.6 million of net revenue during the fiscal year ended December 28, 2019, representing a 9% increase. Growth in our business was negatively impacted by the global COVID-19 pandemic after net revenue growth of 81% in 2019 compared to 2018.  Our business model is characterized by a high level of recurring revenue, which is derived primarily from sales of our single-use, organ-specific disposable sets that are required for each transplant using the OCS.

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

Relative Risk of 1 Year Mortality
2
1.5
1
0.5
0
p < 0.0001
30
60
90
120
150
180
210
240
270
300
330
360
Ischemic Time (minutes)

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

Estimated Transplant Pool Underutilization

United States, Canada, European Union, Australia

80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
67,000
Total Donors
48,000
DCD Donors
19,000
DBD Donors
67,000
Total Donors
47,800
Unutilized
DCD Lungs
14,400
Unutilized
DBD Lungs
4,800
Transplants
67,000
Total Donors
48,000
Unutilized
DCD Hearts
13,200
Unutilized
DBD Hearts
5,800
Transplants
67,000
Total Donors
47,000
Unutilized
DCD Livers
3,300
16,700
Transplants
Total Donor Pool
Lung
Heart
Liver

Sources: Organ Procurement and Transplantation Network; Global Observatory on Donation and Transplantation; Institute of Medicine of the National Academy of Science (2006)

We are focused on establishing the OCS as the standard of care for solid organ transplantation. Our clinical trial results have demonstrated that the OCS may result in improved post-transplant outcomes as compared to cold storage. In addition, our clinical trial results and commercial experience outside the United States have demonstrated a significant improvement in donor organ utilization to approximately 87% of DBD and DCD donor lungs, approximately 81% of DBD donor hearts and approximately 80% of DCD donor hearts, with improved post-transplant outcomes compared to cold storage. As a result, we believe that the OCS will also expand the existing pool of utilizable donor organs to include a significant share of the 67,000 potential annual donors and increase the overall number of transplants performed each year. We believe the OCS could be adopted for use in a significant share of transplants; however, certain factors may limit the actual utilization of the OCS, including the need to continue to educate surgeons, transplant centers and private and public payors of the merits of the OCS as compared with cold storage, the requisite training of surgeons prior to their use of the OCS and the overall capacity of transplant centers to perform organ transplants due to factors such as the availability of surgeons. See “Item 1A. Risk Factors—Risks Related to Research and Commercialization—We depend heavily on the success of the OCS and achieving market acceptance. If we are unable to successfully commercialize the OCS, our business may fail” and “—We must continue to educate surgeons, transplant centers and private and public payors and demonstrate the merits of the OCS compared with cold storage or new competing technologies. Surgeons, transplant centers and private and public payors may require additional clinical data prior to adopting or maintaining coverage of the OCS”.

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

Estimated Addressable Heart Opportunity

United States, Canada, European Union, Australia

Liver Opportunity

Only 16,700 donor livers are utilized annually for transplantation in our key geographies, resulting in approximately 50,300 organs, comprised of 3,300 from potential DBD donors and 47,000 from potential DCD donors, going unutilized each year due to the limitations of cold storage. To support an FDA PMA for the OCS Liver, we have completed a pivotal trial, OCS Liver PROTECT, to preserve and assess donor livers from both DBD and DCD donors. The results of the OCS Liver PROTECT Trial demonstrated that the OCS Liver resulted in approximately 98% utilization of DBD and DCD donor livers.  Final results from the OCS Liver European REVIVE Trial demonstrated that the OCS Liver resulted in approximately 100% utilization of DBD and DCD donor livers. Applying this 100% utilization rate implies a total potential addressable opportunity of approximately $3.0 billion annually, of which approximately $750 million represents currently transplantable livers, approximately $150 million represents improved utilization of DBD donors and the remaining approximately $2.1 billion represents utilization of DCD donors.

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

         FDA—Pivotal trial enrollment completed for currently utilized and unutilized DBD donor hearts; PMA application submitted in December 2018. Expect FDA Advisory Committee meeting on April 6, 2021. Pivotal trial enrollment completed for DCD hearts. Expect PMA for DCD hearts to be submitted in 2021.

FDA—Pivotal trial completed enrollment in October 2019. PMA submitted in June 2020 and currently under review. Expect FDA Advisory Committee meeting in 2021.

	CE Marked for console, perfusion set and solutions	CE Marked for console, perfusion set and solutions	CE Marked for console, perfusion set

Key features	Proprietary and customized ventilation circuit and method allows the lung to breathe outside of the human body, while maximizing portability	Proprietary organ chamber maintains critical valve heart function with embedded EKG sensors to monitor heart viability during preservation	Proprietary perfusion circuit enables physiologic dual blood supply of the liver using a single pump and a bile collection system assesses liver function during organ preservation
	Customized cannulation enables the lung to be maintained and assessed using standard clinical diagnostics	Proprietary automated solution delivery system optimizes condition of the heart perfusion during preservation	Proprietary automated solution delivery optimizes condition of the liver perfusion during preservation

	Proprietary nutrient-rich, lung-specific solution improves lung condition from negative effects of brain death	Proprietary nutrient- and hormone-rich physiologic solutions replenish and optimize the heart with depleted nutrients	Customized OCS bile salt solution replenishes the liver to continue to produce bile

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

Use of OCS Lung Significantly Reduced Incidence of PGD3

In Lung Transplant Recipients—INSPIRE Trial Results

P=0.0058*
P=0.015*
35
30
25
20
15
10
5
0
Proportion
(%)
29.7
17.7
14.0
n=165
n=141
n=86
Control
OCS Arm Using Multiple Solutions
OCS Solution Subgroup Using Only OCS Solution
* Superiority Test

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

•

Grow our National OCS Program, a turnkey organ retrieval and OCS perfusion service to overcome logistical hurdles and deliver better clinical outcomes. We have initiated a service program that leverages our clinical and logistical capabilities to provide access to and use of the OCS for transplant centers in certain regions of the United States. We believe we could become a national clinical service provider of organ retrieval and perfusion service to transplant centers throughout the United States. We believe this program has the potential to accelerate adoption of the OCS, maximize utilization of donor organs for transplantation and, by standardizing the quality of use of the OCS, deliver better clinical outcomes.

•

Expand the existing pool of utilizable donor organs by securing additional FDA PMA supplements and new PMAs for expanded indications. We secured our first PMA approval for the OCS Lung in March 2018 and our second PMA approval for the OCS Lung in May 2019. We have submitted additional PMA applications for the OCS Heart and OCS Liver.

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

•

Develop the next generation OCS technology platform to improve user experience and facilitate our National OCS Program. We have initiated the development of the next generation multi-organ platform to improve the usability, incorporate new technology and automation, and facilitate the use of OCS in our national OCS program.

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

In addition, we have initiated a national OCS program, which allows us to partner with transplant centers and organ procurement organizations to provide logistical and perfusion solutions to reduce inefficient burdens on both organizations.  We believe this program has the potential to accelerate the adoption of the OCS technology throughout the United States.

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

We generate a significant amount of our net revenue from a limited number of customers. For the fiscal year ended December 31, 2020, Massachusetts General Hospital accounted for 14% of our net revenue and Duke University accounted for 10% of our net revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenue in future periods. See “Item 1A. Risk Factors—Risks Related to Research and Commercialization—We depend on a limited number of customers for a significant portion of our net revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and results of operations” in this Annual Report on Form 10-K

Reimbursement

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

The primary effectiveness endpoint in the OCS Lung EXPAND Trial was a composite of patient survival at day 30 post-transplantation and freedom from PGD3 within the initial 72-hour period post-transplantation. The results of the OCS Lung EXPAND Trial did not meet the pre-specified performance goal that 65% of transplants meet the composite endpoint. The key clinical driver for missing the primary endpoint was the 44.3% rate of PGD3 within the initial 72-hour period post-transplantation due to the challenging nature of the donor lung criteria included in the OCS Lung EXPAND Trial. However, patient survival at day 30 post-transplantation was 98.7%. The primary endpoint of the OCS Lung EXPAND trial was established prior to the initiation of the study and was based on the only published data available for PGD3 within the initial 72-hour period post-transplantation, which reflected data from currently utilized donor lungs. Several recently published studies have demonstrated higher rates of PGD3 within the initial 72-hour period post-transplantation when using donor lungs from currently unutilized DBD and DCD donors. We performed a comparative benchmark analysis against these studies with the results of the OCS Lung EXPAND Trial. Although the analysis was not a head-to-head comparison and thus is not definitive evidence of efficacy, the OCS Lung resulted in significantly lower rates of PGD3 within the initial 72-hour period post-transplantation as compared to similar donor cohorts.

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

Older Donors >55 years – 39%

DCD Donors – 33%

Ischemic Time >6 hours – 32%

PaO_2/FiO_2 Ratio <300 mmHg – 25%

20 patients had 2+ indications

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

OCS Lung Thoracic Organ Perfusion Post-Approval Study Registry

As a condition of approval for our OCS Lung PMA, we are conducting a post-approval study known as the OCS Lung Thoracic Organ Perfusion Post-Approval Study Registry, or TOP Registry. The TOP Registry will evaluate the short- and long-term safety and effectiveness of the OCS Lung for lung transplantation in a real-world environment. This registry will enroll all consenting patients who receive preserved double-lung transplants using the OCS Lung. Upon approval of the PMA for the OCS Lung for use with currently unutilized donor lungs, the TOP Registry was expanded to include patients from both OCS Lung indications. There are two analysis populations: one that includes 289 double lung transplant recipients with currently utilized donor lungs preserved on the OCS Lung and a second that includes 266 double lung transplant recipients with currently unutilized donor lungs preserved on the OCS Lung. The primary effectiveness endpoint is 12-month patient and graft survival post double-lung transplant. The safety endpoints are the number of lung graft-related serious adverse events through the longer of 30 days post-transplantation or initial hospital stay per patient, survival rate at 30 days post-transplantation and survival rate through initial transplant surgery hospital stay, if longer than 30 days. Enrollment began in the fourth quarter of 2018, and we had enrolled 144 patients as of February 28, 2021.

OCS Heart Clinical Trials

Below is a summary of our key clinical trials evaluating the OCS Heart.

	OCS Heart PROCEED II Trial in Current Donor Hearts	OCS Heart EXPAND Trial and OCS Heart EXPAND CAP for Currently Unutilized DBD Donors	OCS Heart DCD Trial and OCS Heart DCD CAP
FDA Status	PMA submission in December 2018		Expect PMA submission in 2021

Objectives

         International pivotal trial for FDA approval and market access for current heart transplant market

         Compare OCS Heart clinical outcomes to cold storage and demonstrate non-inferiority of OCS Heart clinical outcomes to cold storage control

         U.S. pivotal trial for FDA approval and market access for currently unutilized DBD donors

         Single arm trial to assess the ability of the OCS to improve donor heart utilization from currently unutilized DBD donors

        Continued Access Protocol (CAP) to allow access to the OCS Heart System for the same currently unutilized DBD donors while PMA is under review

U.S. pivotal trial for FDA approval and market access for DCD donors. Prior to this trial DCD hearts were never utilized for transplant Randomized trial vs. standard hearts transplanted with ice

Number of Patients	128 patients	150 patients	270 patients

Length of Follow-up	30 days post-transplantation	12 months post-transplantation	12 months post-transplantation

Number of Centers	10 U.S. and international centers	9 U.S. centers	25 U.S. centers

	OCS Heart PROCEED II Trial in Current Donor Hearts	OCS Heart EXPAND Trial and OCS Heart EXPAND CAP for Currently Unutilized DBD Donors	OCS Heart DCD Trial and OCS Heart DCD CAP
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

         Met the primary effectiveness endpoint of 30-day patient survival and freedom from severe PGD within 24 hours post-transplant

         Demonstrated significant increase in donor heart utilization from currently unutilized DBD donors to 81% to 84% utilization

         Demonstrated good patient survival at 6 months and 12 months post-transplantation

         Low incidence of severe left ventricular or right ventricular PGD

Results to be reported in 2021

Publication Status	Pre-specified trial results published in Ardehali et al., The Lancet Journal, April 2015	Pre-publication	Pre-publication

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

After conclusion of enrollment of the OCS Heart EXPAND Trial, we began enrollment of the OCS Heart EXPAND CAP trial.  A CAP trial is approved by the FDA to allow continued usage of a medical technology for those hospitals that were in the original clinical trial, using the same protocol as the original EXPAND trial.  This allows patients to receive access to this critical lifesaving technology during the review of the PMA.  As of February 28, 2021, we have enrolled 62 patients in the OCS Heart EXPAND CAP trial.

Summary results of the OCS Heart EXPAND Trial:

•

Observed 81% Utilization Rate for Heart Transplantation Using OCS Heart Technology: The OCS Heart EXPAND Trial included several clinical criteria that would typically result in the rejection of hearts from DBD donors, including older donor age, lower than acceptable cardiac ejection fraction, or EF, donor with prolonged cardiac arrest/down time requiring resuscitation, donor hearts with thick left ventricle hypertrophy, or LVH, donor hearts with non-specific coronary artery disease, or CAD, and long injurious ischemic time greater than four hours. Use of the OCS Heart resulted in successful utilization of 81% of these donor hearts that had been rejected for transplantation by other transplant centers using cold storage. The figure below demonstrates the donor heart characteristics and observed rates of successful transplantation in the OCS Heart EXPAND Trial. When the patients transplanted in the OCS Heart EXPAND CAP are combined with the OCS Heart EXPAND patients, the utilization rate was 84%

OCS Heart EXPAND Trial Donors Type	OCS Heart EXPAND Trial Utilization Results

•

Good Short- and Mid-Term Patient Survival at Six Months Post-Heart Transplantation: Despite the higher risk profile associated with the donor hearts used in the OCS Heart EXPAND Trial, the trial demonstrated short- and mid-term survival rates of 94.7%, 88.0% and 83.8% at 30 days, six months and 12 months, respectively. When the results for the OCS Heart EXPAND CAP are combined with the results for the OCS Heart EXPAND Trial, the survival rates were 94.7%, 88.0% and 83.8% at 30 days, six months and 12 months, respectively.

•

Low Incidence of Severe Primary Graft Dysfunction: In addition to good rates of survival, patients in the OCS Heart EXPAND Trial experienced 10.7% severe left ventricular, or LV, or right ventricular, or RV, PGD. Recently published studies of standard heart transplants have demonstrated higher rates of severe LV or RV PGD.

We have received FDA approval for a CAP for the OCS Heart EXPAND Trial.  This trial follows the same protocol as the OCS Heart EXPAND Trial and is intended to allow patient access to the OCS Heart while the OCS Heart PMA is under review.  As of February 28, 2021, we have enrolled 62 out of 75 patients in this study.

OCS Heart DCD Trial

In September 2020, we completed enrollment of 180 patients in the first U.S. trial of DCD hearts for transplantation. The objective of the study is to evaluate the effectiveness of the OCS Heart to resuscitate, preserve, and assess hearts donated after circulatory death for transplantation to increase the pool of donor hearts available for transplantation. The primary endpoint is a non-inferiority comparison of patient survival at 6 months post-transplant between recipients of DCD donor hearts preserved on the OCS Heart and concurrent recipients of standard criteria donor hearts preserved using cold storage, adjusting for risk factors. We have completed enrollment in this trial and have transplanted 90 patients with DCD donor hearts and 90 patients with standard of care hearts preserved on cold storage.  This trial is currently in the follow-up phase and we anticipate submission of a PMA supplement for this trial in 2021.

Similar to the OCS EXPAND Heart trial, once enrollment was complete, we initiated the OCS DCD Heart CAP trial.  As of February 28, 2021, we have enrolled 28 patients in the OCS Heart DCD CAP trial.

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

OCS Liver Clinical Trials

Summary Overview of OCS Liver PROTECT Trial & Results

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

Summary Results of the OCS Liver PROTECT Trial:

•	Observed a 98.1% utilization rate.
•	Lower incidence of EAD compared to control across both DBD donor and DCD donor cohorts in the trial.

We have received FDA approval for a CAP for the OCS Liver PROTECT Trial.  This study follows the same protocol as the OCS Liver PROTECT Trial and is intended to allow patient access to the OCS Liver while the OCS Liver PMA is under preparation and review.  As of February 28, 2021, we have enrolled 74 patients in this trial.

Summary Overview of OCS Liver REVIVE Trial

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

As of December 31, 2020, our owned and licensed patent portfolio consisted of approximately 248 issued patents and pending patent applications worldwide, including in the United States, Australia, Europe, Canada, China, Israel, New Zealand and Japan. Our licensed portfolio includes one issued unexpired United States patent licensed from the Veteran’s Administration, or VA. Several other licensed U.S. and international patents expired in 2018. The issued unexpired licensed VA patent includes claims directed to portable perfusion apparatus for preserving a harvested donor organ in a viable state. Our owned portfolio includes patents and applications related to one or more of the OCS Lung, OCS Heart, OCS Liver and solutions. In the United States, our owned portfolio includes about 27 issued patents and 9 pending applications. Outside the United States, our owned portfolio includes about 161 issued patents and 51 pending applications. Issued patents in our portfolio are expected to expire between 2020 and 2036, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. If granted, the pending U.S. and foreign patent applications in our portfolio are expected to expire between 2025 and 2036, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2020, our patent portfolio relating to the OCS Lung includes a family comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a lung ex vivo using both perfusion and ventilation. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Ireland, Israel, Italy, Japan, Hong Kong, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2029, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2020, our patent portfolio relating to the OCS Heart includes a family comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a heart ex vivo. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2025, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2020, our patent portfolio relating to the OCS Liver includes a family of issued and pending patent applications with claims that are generally directed to certain systems, including perfusion circuits for perfusing a liver ex vivo. Such patents are issued in the United States and Australia, and applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and New Zealand. This patent and any patents issued from pending patent applications are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2020, our patent portfolio relating to the OCS Solutions includes a family comprised of patents and patent applications with claims that are generally directed to compositions of certain perfusion fluids. Such patents are issued in the United States, Australia, China, Israel, Japan, New Zealand and patent applications are pending in the United States, Canada, China, Europe, Hong Kong, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2025, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

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

For more information, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report on Form 10-K.

Department of Veterans Affairs License

In August 2002, we entered into a license agreement with the VA under which the VA granted us an exclusive, worldwide license under specified patents to make, use, sell and import perfusion apparatuses for our portable organ preservation systems and disposable perfusion modules for use in these apparatuses and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those systems. Prior to September 23, 2017, our license rights under the VA patents included at least 20 issued United States and international patents and patent applications pending in the United States, Canada and Japan. Dr. Hassanein, our President and Chief Executive Officer and founder, is a co-inventor on all of these patents. During his cardiac surgery research fellowship at West Roxbury VA Medical Center prior to founding TransMedics, Dr. Hassanein performed much of the research and other work that resulted in the inventions and claims that subsequently became the subject of patents and patent applications currently held by the VA. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, we have requested patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6,100,082. We have been granted an interim patent term extension until September 23, 2021 for this patent and have requested an extension to May 2022.  However, the length of the patent term extension is currently being determined by the United States Patent and Trademark Office (USPTO) based on input from the FDA.  On February 8, 2021, the FDA provided to the USPTO a determined regulatory review period for the OCS Lung. Under the FDA’s analysis, the patent term extension of the ’082 patent would be until November 6, 2021. Our rights under the license agreement will continue until the expiration of the last to expire of the licensed patents, which will be the ’082 patent. Our license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and an obligation to grant certain sublicenses as necessary to fulfill public health, welfare and safety needs. During its term, our license agreement with the VA also requires us to make our products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price. During the term, we must manufacture our products covered by the licensed patents in the United States to the extent practicable.

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

Research, Development and Clinical Trial Operations

Our research, development and clinical trial operations function consists of a dedicated clinical trial team that has trial management, data collection and biostatistics expertise. Our product engineering function consists of a multi-disciplinary engineering team that has electrical, mechanical, systems and software engineering expertise. Our regulatory function includes a team with both U.S. and international medical device regulatory expertise and is supported by senior FDA regulatory advisors and legal counsel. For the fiscal years ended December 31, 2020 and December 28, 2019 our research, development and clinical trials expenses were $18.8 million and $19.9 million, respectively.

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

We source the OCS Solutions using our proprietary formulas from third-party suppliers. Fresenius is our single-source supplier of OCS Solutions for the OCS Lung and OCS Heart. Our agreement with Fresenius for the supply of OCS Lung Solution expires in April 2022 and automatically extends for subsequent periods of 24 months each, unless terminated by either party at least 12 months prior to the end of the initial term or the then-current extension term. We may also terminate this agreement with 12 months’ notice if we request that Fresenius qualifies a second manufacturing plant or qualifies a reputable third party to manufacture the OCS Lung Solution and Fresenius fails to respond to this request. Our agreement with Fresenius includes an obligation to meet certain annual minimum purchase commitments based upon rolling order forecasts that we provided to Fresenius in accordance with this agreement. Our agreement with Fresenius for the supply of OCS Heart Solution has one-year evergreen terms, terminable by either party at least 12 months prior to the end of the then-current term.

Our operations team includes production and test employees, manufacturing engineers and field service technicians.

REGULATION

Our OCS products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in the European Union. EU laws in relation to CE marking also apply in Norway, Lichtenstein and Iceland. EU laws in relation to Conformité Européenne marking, or CE, will apply in Switzerland and Turkey at least until May 26, 2021 due to mutual recognition agreements, and thereafter it is anticipated that a new mutual recognition agreement with Switzerland and a Customs Union with Turkey will allow application to continue, although potentially with some interruption. Our products are subject to regulation as medical devices under the Federal Food, Drug and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, effectiveness, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

Each of our OCS products is a Class III device. We received PMA approval for the OCS Lung in March 2018 for the preservation of donor lungs currently utilized for double-lung transplantation, and we received PMA approval for the OCS Lung for preservation of donor lungs currently unutilized for double-lung transplantation in May 2019. In the future, we also hope to obtain PMA approvals for the OCS for preservation of donor hearts currently utilized and unutilized for transplantation, and donor livers currently utilized and unutilized for transplantation.

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

During the PMA review, the FDA assesses whether the data and information in the PMA constitute valid scientific evidence to support a determination that there is a reasonable assurance that the device is safe and effective for its intended use(s) based on the proposed labeling. Grounds for PMA denial include the lack of a showing of reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the proposed labeling; a finding that the methods used in, or the facilities or controls used for, the manufacture, processing, packing or installation of such device do not conform to the requirements of the QSR; or a finding that the proposed labeling is false or misleading in any particular. If none of the grounds for PMA denial identified in FDA’s laws and regulations exist, the FDA will approve the PMA. The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported a PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition a PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and effectiveness data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. For our currently marketed OCS Lung, as part of the conditions of approval, we must complete three PMA post-approval studies, or PAS: the OCS Lung INSPIRE Continuation PAS, which is a two-arm observational study intended to evaluate long-term outcomes of the OCS Lung INSPIRE Trial patients, the OCS Lung EXPAND Continuation PAS, which is a single-arm study intended to evaluate long-term outcomes of the OCS Lung EXPAND Trial patients, and our TOP Registry, which is a prospective, single-arm, multi-center, observational study designed to evaluate short- and long-term safety and effectiveness of the OCS Lung for both donor lungs currently utilized and unutilized for transplantation. The OCS Lung INSPIRE Continuation PAS, the OCS Lung EXPAND Continuation PAS and the TOP Registry entail submission of regular reports to the FDA. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB. The IRB is responsible for the initial and continuing review of the study and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device to support marketing approval or clearance, or to warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

Currently, we are conducting, under IDEs, a Continued Access Protocol to the OCS Heart Study for the preservation of certain donor hearts that do not meet the current standard donor heart acceptance criteria for transplantation, a Continued Access Protocol to the OCS Heart DCD study for the preservation of hearts donated after circulatory death, and a Continued Access Protocol to the OCS Liver study for the preservation of currently utilized donor livers and certain donor livers that are currently unutilized for transplantation.

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

•

complying with the federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

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

While the regulatory process is essentially the same as described above, the requirements of MDR are significantly more onerous than under the EU Medical Devices Directive and requires much preparatory work by our regulatory team in advance of May 26, 2021. The increased regulation includes the following:

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

Our regulatory function is working toward being compliant with MDR prior to May 26, 2021. Because of the permitted transition periods under MDR, each of our medical devices will require recertification prior to September 19, 2022.

Clinical Investigations

In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive, and applicable European and International Organization for Standardization standards, as implemented or adopted in the European Union member states. Clinical trials commencing after May 26, 2021 will be regulated under the more onerous provisions of MDR. Clinical investigations for medical devices cannot proceed without a positive opinion of an ethics committee and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

Post-marketing Requirements

In the European Union, we are currently required to comply with strict post-marketing obligations that accompany the affixing of the CE Mark to medical devices and which will be even stricter beginning on May 26, 2021. These include the obligation to report serious adverse events within a specified time period and to provide periodic safety reports and updates. Serious adverse events will, in the future, have to also be reported via the EU database, which will enable EU competent authorities to be alerted more quickly and across the whole of the EU and will enable the competent authorities to act more in concert than is currently the case.

Authorities in the European Union also closely monitor the marketing programs implemented by device companies. The obligations that companies must fulfill concerning premarketing approval of promotional material vary among member states of the European Union as advertising and promotion law is not harmonized in the European Union.

New Developments: Brexit

Our notified body, BSI, previously issued from its U.K. entity the certificates which allow CE marking of the OCS products. Following the U.K.’s withdrawal from the European Union, certificates issued by U.K. notified bodies will no longer be recognized. Our notified body is based in the Netherlands and issues the certificates that allow CE marking of the OCS products. In addition, we have engaged with a new Authorized Representative covering both the U.K. as well as Europe in separate arrangements in compliance with both region regulations.

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

Laws with Extra-territorial Effect

Many countries in which we operate have laws with extra-territorial effect—those laws apply to our operations outside the relevant country, to the extent they are breached. Examples of such laws include the Foreign Corrupt Practices Act, or the FCPA, the UK Bribery Act 2010 and the General Data Protection Regulation, or the GDPR.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, proscribes the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to handle and protect, among other things, the privacy and security of protected health information, or PHI, in certain ways. HIPAA also requires business associates to enter into business associate agreements with covered entities and to safeguard a covered entity’s PHI against improper use and disclosure.

HIPAA privacy regulations cover the use and disclosure of PHI by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a business associate. These regulations also set forth certain rights that an individual may have with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. HIPAA security regulations set forth requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The Health Information Technology for Economic and Clinical Health Act, among other things, provides certain health information security breach notification requirements. Under these laws, the covered entity must notify any individual whose PHI is breached as required under the breach notification rule. Although we believe that we currently are neither a “covered entity” nor a “business associate” directly under HIPAA, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates.

The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that may be more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their health and other personal information. States are increasingly regulating the privacy and security of individually identifiable information, including financial information and health information. For example, the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected and delete a consumer’s personal information, and imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities and limitations on covered companies’ ability to sell personal information. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future.

In the European Economic Area, or EEA, we may be subject to laws relating to our collection, control, processing and other use of personal data, such as data relating to an identifiable living individual. We process personal data in relation to our operations. We process data of both our employees and our customers, including health and medical information. The data privacy regime in the EEA includes the GDPR, regarding the processing of personal data and the free movement of such data, which became applicable on May 25, 2018, the E-Privacy Directive 2002/58/EC and national laws implementing each of them. Each EU member state has transposed the requirements laid down by the Data Protection Directive and E-Privacy Directive into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. In addition, many EEA member states have passed legislation addressing areas where the GDPR permits member states to derogate from the regulation’s requirements, thus leading to divergent requirements between member states in spite of the GDPR’s stated goal of creating a uniform privacy law for the entire EEA. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws. For example, we may be subject to the GDPR for processing personal data in connection with offering goods or services to persons located in the EEA or monitoring the behavior of persons located in the EEA.

GDPR requirements include that personal data may only be collected for specified, explicit and legitimate purposes based on a certain legal bases set forth in GDPR, and may only be processed in a manner consistent with those purposes. Processing of personal data also needs to be adequate, relevant, not excessive in relation to the purposes for which it is collected, secure, not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection and not be kept for longer than necessary for the purposes of collection. To the extent that we process, control or otherwise use sensitive data relating to living individuals (for example, patients’ health or medical information), more stringent rules may apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, explicit consent to the processing (including any cross-border transfer) usually may be required from the data subject (being the person to whom the personal data relates), though in certain cases, and depending on the jurisdiction in which the data originate or are processed, such data may be processed absent explicit consent for purposes of medical diagnosis, public interest in the area of public health or scientific research.

The GDPR also imposes potentially onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR may be significant. The GDPR provides that EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., has led to increased scrutiny on data transfers from the EEA to the U.S. generally and may increase our costs of compliance with data privacy legislation.

We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law.

We depend on third parties in relation to provision of our services, a number of which process personal data on our behalf. With such providers we have a practice of entering into contractual arrangements to ensure that they process personal data only according to our instructions, and that they have adequate technical and organizational security measures in place. Where personal data is being transferred outside the EEA, our policy is that it is done so in compliance with applicable data export requirements. Any failure by us or third parties to follow these policies or practices, or otherwise comply with applicable data laws, could lead to a security or privacy breach, regulatory enforcement, or regulatory or financial harm.

U.S. Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013, however the tax was suspended in 2016 and permanently repealed in 2019. The Affordable Care Act also implemented payment system reforms, including bundled payment models and Medicare value-based purchasing plans. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and provided incentives to programs that increase the federal government’s comparative effectiveness research, including the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. There have been ongoing judicial and Congressional challenges seeking to repeal, modify or invalidate some or all of the provisions of the Affordable Care Act, and we expect additional challenges and amendments in the future. In November 2020, the U.S. Supreme Court heard argument in Texas v. Azar, which challenges the constitutionality of the Affordable Care Act. Pending resolution of the litigation, all of the Affordable Care Act but the individual mandate to buy health insurance remains in effect. The effect of the transition from the Trump administration to the Biden administration in January 2021 on the Affordable Care Act is unknown at this time. If the Affordable Care Act is repealed, replaced or modified, additional regulatory risks may arise and our future financial results could be adversely and materially affected.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, as amended, among other things, included reductions to Medicare (but not Medicaid) payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 (except May 1, 2020 to March 31, 2021) unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. We cannot, however, predict the ultimate content, timing or effect of any healthcare reform legislation or action, or its impact on us, and healthcare reform could increase compliance costs and may adversely affect our future business, operations and financial results.

Employees

As of December 31, 2020, we employed 110 people globally, most of which were full-time employees. Except for certain European employees, our employees are not subject to collective bargaining agreements, and we believe that we have good relations with our employees.

Corporate Information and Organizational Transactions

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

On May 6, 2019, immediately prior to the completion of our initial public offering, the Company engaged in a series of transactions whereby TransMedics, Inc. became a wholly owned subsidiary of TransMedics Group, Inc. As part of the transactions, shareholders of TransMedics, Inc. exchanged their shares of TransMedics, Inc. for shares of TransMedics Group, Inc. on a 3.5-for-one basis.

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

We are also a “smaller reporting company,” as defined in Regulation S-K.  We may continue to be a smaller reporting company if either (i) market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Prior to 2020, our fiscal year ended on the last Saturday in December, and we reported fiscal years using a 52/53-week convention. Under this convention, certain fiscal years contained 53 weeks. Each fiscal year was typically composed of four 13-week fiscal quarters, but in years with 53 weeks, the fourth quarter was a 14-week period. The fiscal year ended December 28, 2019 included 52 weeks.  In February 2020, we changed the end of its fiscal year end from the last Saturday in December to December 31.

Available Information

Our Internet address is www.transmedics.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our OCS products. We generated net revenue of $25.6 million and $23.6 million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively, and incurred net losses of $28.7 million and $33.5 million for these same years. As of December 31, 2020, we had an accumulated deficit of $398.2 million. To date, we have funded our operations primarily with proceeds from sales of equity, borrowings under loan agreements and revenue from clinical trials and commercial sales of our OCS products. Our losses have resulted principally from costs incurred in connection with our research and development, clinical trials, manufacturing and commercialization activities.

We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. Further, following the closing of our IPO in May 2019, we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Although we fund a portion of our operations from net revenue from sales of our OCS products for use in clinical trials and from commercial sales, we expect that we will need to finance our operations through a combination of equity offerings, debt financings and strategic alliances until such time, if ever, that we can generate substantial net revenue sufficient to achieve profitability. We may be unable to raise additional funds or enter into such other agreements or arrangements, when needed, on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

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

Additional capital might not be available when we need it, and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing on terms favorable to us, we may need to cease or reduce development or commercialization activities, sell or license to third parties some or all of our assets or merge with another entity, any of which could result in a loss of all or part of your investment.

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

As of December 31, 2020, we had $35.0 million of outstanding long-term debt under our credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed, which we refer to as the Credit Agreement. We could incur additional indebtedness in the future. Our payment obligations under the Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs.

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

Our financial results may fluctuate from quarter to quarter due to a number of factors, including the timing of patient enrollment in and regulatory approvals for our clinical trials, the availability of donor organs for transplantation, which is unpredictable and could impact the volume of transplant procedures performed at transplant centers using the OCS, and foreign currency exchange rates. We expect that revenue from sales will fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Because the timing of organ transplant procedures is generally unpredictable, we have not experienced seasonality in our business from quarter to quarter and do not expect to do so in the foreseeable future.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of $322.0 million and $252.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2021 and 2030, respectively. The Company’s federal net operating losses include $108.0 million, which can be carried forward indefinitely. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $7.6 million and $5.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2021 and 2024, respectively. A material portion of these NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs, its research and development credit carryforwards and its disallowed interest expense carryovers to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Our NOLs and credits may also be impaired under state law. For these reasons, if we determine that an ownership change has occurred or in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers incurred prior to 2018.

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

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate, or LIBOR, rates after 2021. The Financial Conduct Authority and the ICE Benchmark Administration recently announced that LIBOR may continue for legacy contracts until June 2023.  While there is no certainty as to what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. The manner and impact of the transition to SOFR or another alternative rate may materially adversely affect the trading market for LIBOR-based securities, which may result in an increase in borrowing costs under our Credit Agreement. Any replacement for LIBOR may result in an effective increase in the applicable interest rate on our current or future debt obligations, including our Credit Agreement.

Risks Related to Research and Development and Commercialization

We depend heavily on the success of the OCS and achieving market acceptance. If we are unable to successfully commercialize the OCS, our business may fail.

We have invested all of our efforts and financial resources in the development of the OCS, educating surgeons, transplant centers, organ procurement organizations and private and public payors of the benefits of the OCS and providing services related to the OCS. While the OCS Lung has received PMA from the FDA for the preservation of donor lungs currently utilized and currently unutilized for double lung transplantation, and our OCS products have received the CE Mark and several other international regulatory approvals for lung, heart and liver for sales outside the United States, we might not be able to commercialize successfully the OCS for the approved indications or obtain approvals for additional indications or in additional jurisdictions on our planned timing or at all. Our ability to generate product revenue and become profitable depends solely on sales of OCS Perfusion Sets and OCS Solutions, which we refer to collectively as disposable sets, and OCS Consoles. Our assumptions regarding demographic trends, donor organ availability and the use of transplantation as a treatment for end-stage organ failure may prove to be incorrect.

In order to achieve market acceptance for the OCS, we expect that we will need to demonstrate to surgeons, transplant center program directors, organ procurement organizations and private and public payors that the OCS potentially results in some or all of the following: improvements in post-transplant clinical outcomes, increases in the utilization of donor organs, expansion of the pool of potential donors and reduction in the total cost of care as compared to available alternatives. Data from our ongoing or future clinical trials may not demonstrate that the OCS provides these benefits. Our estimates of the potential pools of donors are only estimates and subject to uncertainty, risk and change. In addition, the medical community might not consider data collected from our patient registry meaningful or compelling, or the data collected from our patient registry or any clinical or commercial experience could indicate that the OCS is unsafe, which would substantially undermine our commercialization efforts.

Surgeons, transplant centers and private and public payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. We expect that the cost of the OCS will significantly exceed the cost of cold storage preservation. In addition, surgeons may not be willing to undergo training to use the OCS, may decide the OCS is too complex to adopt without appropriate training and may choose not to use the OCS. Based on these and other factors, transplant center program directors, organ procurement organizations and private and public payors may decide that the benefits of the OCS do not outweigh its costs. In addition, adoption of the OCS may be constrained by the capacity of individual transplant centers to perform transplants due to factors such as the number of its surgeons trained on the use of the OCS. As a result, demand for the OCS could be materially lower than we expect it to be, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. Trials often require enrollment of large numbers of subjects, who may be difficult to identify, recruit and maintain as participants in the clinical trial. We have obtained PMA approval for the OCS Lung for the preservation of donor lungs currently utilized and currently unutilized for transplants in the United States. As a condition of this PMA approval, we are required to conduct two post-market studies. Adverse outcomes in post-approval studies can result in withdrawal of approval of a PMA or restrictions on the approval. We will need to conduct additional clinical studies to support use of the OCS in, and development of OCS products for, new organs, like kidney, and for commercialization of our products in additional foreign jurisdictions. Clinical trials in organ transplant are difficult to design and implement, take substantial time to conduct and are expensive. The results of clinical trials are inherently uncertain. The initiation and completion of any studies may be prevented, delayed or halted for numerous reasons. The following could adversely affect the costs, timing or successful completion of our clinical trials:

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

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available products or services, and the ongoing COVID-19 pandemic. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of a product, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

Clinical trials must be conducted in accordance with the regulations of the FDA and other applicable regulatory authorities’ legal requirements and regulations and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under certain requirements of the QSR, and other regulations. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on transplant centers to conduct our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent that transplant centers fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. institutions, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Failure can occur at any stage of clinical testing. For example, our clinical studies may produce negative or inconclusive results, and, in the future, we may decide, or regulators may require us, to conduct clinical and non-clinical testing in addition to those we have planned. After submission of our PMA applications for OCS Lung and OCS Heart, the FDA requested certain additional clinical analyses, technical information and clarifications as part of the agency’s normal review process. The FDA ultimately approved the PMA for the OCS Lung.  While we believe we responded in full to the FDA’s requests with respect to the PMA application for the OCS Heart, including by submitting short and longer-term data from the OCS Heart EXPAND Trial and OCS Heart EXPAND Continued Access Protocol, the FDA could ask us to conduct additional clinical trials or submit additional evidence to support the OCS Heart PMA application, or other PMA applications in the future, if the FDA does not believe the data we have already submitted is sufficient. Our failure to adequately demonstrate the safety and effectiveness of the OCS or any product we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We must continue to educate surgeons, transplant centers and private and public payors and demonstrate the merits of the OCS compared with cold storage or new competing technologies. Surgeons, transplant centers and private and public payors may require additional clinical data prior to adopting or maintaining coverage of the OCS.

Directors of transplant programs are key decision-makers in the adoption of novel medical devices used in organ transplantation. An important part of our commercialization efforts is to educate transplant center program directors and other surgeons on the relative merits of the OCS. Our success depends, in large part, on effectively marketing and educating program directors and other surgeons about the benefits of the OCS. Acceptance of the OCS also depends on educating program directors, other surgeons and private and public payors as to the distinctive characteristics, perceived medical and economic benefits, safety, ease of use and cost-effectiveness of the OCS. If program directors, other surgeons and private and public payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, universal national healthcare systems do not reimburse transplant centers for the use of the OCS and reimbursement in international markets may require us to undertake additional clinical studies.

In addition, the long-term effects of our OCS beyond one to three years following transplantation are not yet known. Certain surgeons, transplant centers and private and public payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies.

Our long-term growth depends on our ability to improve the OCS platform, including by expanding into new indications and developing the next generation of our products, and expanding access to the OCS, including through the potential development of a turnkey perfusion service for transplant centers.

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

We also are developing a turnkey perfusion service that would facilitate organ retrieval and transportation to transplant centers, which we believe would expand access and use of the OCS.  We may not be successful in the development of such a service, which will depend on recruiting and retaining qualified surgeons and coordinating with regional organ procurement organizations. If we are not successful in expanding our indications and developing the next generation of our products, our ability to increase our revenue may be impaired, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We depend on a limited number of customers for a significant portion of our net revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of our net revenue from a limited number of customers. For the fiscal year ended December 31, 2020, Massachusetts General Hospital accounted for 14% of our net revenue and Duke University accounted for 10% of our net revenue. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenue in future periods. However, these customers or any of our other customers may not continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of other methods for organ preservation, such as cold storage, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Establishing additional or replacement suppliers for any of these materials or components, if required, or any supply interruption from our suppliers, could limit our ability to manufacture our products, result in production delays and increased costs and adversely affect our ability to deliver products to our customers on a timely basis. Our inability to obtain sufficient quantities of components for the OCS also could adversely affect clinical development of the OCS. If we are not able to identify alternate sources of supply for the components, we might have to modify our product to use substitute components, which could lead to additional regulatory obligations that could impact our marketing ability, cause delays in shipments, increase design and manufacturing costs and increase prices for our products. Any such modified product might not be as effective as the predecessor product or might not gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation and could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We will need to increase our manufacturing capacity in the future and may encounter problems at our manufacturing facility or otherwise.

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

A broad range of medical device, pharmaceutical and biotechnology companies offer products, procedures and therapies that have the potential to limit the demand for organ transplantation. Companies within this group vary depending on the type of organ. New therapies for COPD, which includes emphysema and chronic bronchitis, could limit the demand for lung transplants. Alternative products, procedures and therapies including ventricular assist devices, cardiac rhythm management products, total artificial hearts, and drug therapies for the heart and surgical procedures could limit demand for heart transplants. Improved treatments for chronic diseases or conditions affecting the liver as well as efforts to develop artificial livers could limit the need for liver transplants. If demand for organ transplants decreases, sales of the OCS and its components will suffer.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, donor and patient data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters; terrorist attacks; cyber-based attacks; attacks by computer viruses or hackers; power losses, computer system or data network failures; security breaches and data corruption. Federal, state and international laws and regulations, such as the General Data Protection Regulation (EU) 2016/679 (GDPR), can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

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

Because we market the OCS in countries in Europe, Asia-Pacific, Central Asia and Canada and plan to market it in other international markets, we are subject to risks associated with doing business internationally. During the fiscal years ended December 31, 2020 and December 28, 2019, 25% and 31%, respectively, of our net revenue was generated from customers located outside of the United States. Even if we are successful in commercializing the OCS in the United States, we anticipate that international sales will represent a meaningful portion of our total sales. In addition, some of our employees and suppliers are located outside of the United States. Accordingly, our results of operations could be harmed by a variety of factors, including:

•	changes in a country’s or region’s political or economic conditions, including any potential impact resulting from the U.K.’s exit from the European Union;
•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;
•	different or changing regulatory or insurance practices regarding reimbursement for transplant procedures;
•	difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•	trade protection measures, import or export licensing requirements or customs clearance and shipping delays;
•	fluctuations in foreign currency exchange rates;
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

We rely on shipping providers to deliver products to our customers globally. Labor, tariff or World Trade Organization-related disputes, piracy, physical damage to shipping facilities or equipment caused by severe weather or terrorist incidents, congestion at shipping facilities, inadequate equipment to load, dock and offload our products, energy-related tie-ups, the impacts of the COVID-19 pandemic or other factors could disrupt or delay shipping or off-loading of our products domestically and internationally. Such disruptions or delays could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

The COVID-19 pandemic, including efforts to contain the spread of the coronavirus, has impacted, and may continue to impact, our business, financial condition, operating results and cash flows.  Impacts to our business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; delays of reviews and approvals by the FDA and other health authorities; limitations on our employees’ and customers’ ability to travel; and delays in product installations, trainings or shipments to and from affected countries and within the United States. Since April 2020, we have taken several steps to protect the health and safety of our employees, to establish a process to support the continuous supply of our OCS products at transplant centers globally and to maintain financial flexibility.  These actions include reducing near-term expenses, such as reducing non-essential discretionary expenses. We also deferred a portion of executive and employee compensation from April 2020 through August 31, 2020.

Additionally, to protect the health of our employees and their families, and our communities, and in accordance with direction from state and local government authorities, we have restricted access to our facilities to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. Also, our sales and clinical adoption team has been restricted from visiting many transplant centers in person. In addition, we temporarily reduced the manufacturing and distribution of our OCS products at our facility in Andover, Massachusetts. Starting in May 2020, we resumed manufacturing and distribution operations to pre-COVID levels. In the event that governmental authorities were to further modify current restrictions, our employees conducting manufacturing activities may not be able to access our manufacturing facilities, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.  We also may be faced with limitations in employee resources that would otherwise be focused on our commercial, manufacturing or clinical activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, as they prioritize limited resources and personnel capacity to focus on the treatment of patients with COVID-19 and implement limitations on access to hospitals and other medical institutions due to concerns about the potential spread of COVID-19 in such settings. These actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which negatively impacts our revenue and clinical trial activities. These measures and challenges may continue for the duration of the COVID-19 pandemic, which is highly uncertain, and may significantly reduce our revenue and cash flows while the pandemic continues.  We have observed recovery in the frequency of transplant procedures, but not yet at the same activity level as prior to the disruption of business and economic activities resulting from COVID-19. In addition, while the number of transplant procedures performed has declined during the COVID-19 pandemic, organ transplantations are non-elective, life-saving procedures and we believe that the need for these procedures will persist. However, as interventions to contain the spread of the virus are lifted or reduced, new COVID-19 outbreaks may result in new or heightened restrictions, which could again cause disruptions to our customers’ operations and adversely impact organ transplant procedures.  OCS product sales have been negatively impacted by the COVID-19 pandemic since the first quarter of 2020 and we anticipate OCS product sales will continue to be impacted in 2021; however, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

An adverse impact on the volume and availability of transplant procedures impacts our clinical trials and enrollment in our post-approval studies, and the COVID-19 pandemic has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to our OCS Heart PMA application, and may affect other potential PMA applications.

The COVID-19 pandemic has also impacted, and may continue to impact, our third party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of finished products and raw materials used in our OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. The extent to which COVID-19 impacts our operations and those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information which may emerge concerning the severity and incidence of COVID-19, actions to contain the virus or treat its impact, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, and the broad availability of effective vaccines.  In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public safety measures, will determine the impact of the pandemic on our business, financial condition, operating results, cash flows and prospects. If we experience a prolonged disruption in our manufacturing, supply chains, clinical trial or commercial operations, or if demand for our products is significantly reduced as a result of the COVID-19 pandemic, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

Our success and ability to compete depend in part upon our ability to establish and maintain intellectual property rights covering the OCS in the United States and other countries. We own or have an exclusive license under several patents and patent applications in the United States and corresponding patents and patent applications in a number of foreign jurisdictions. All but one of the issued United States patents under the VA license expired in 2017 and the issued international patents expired in 2018. With respect to the unexpired, issued U.S. patent licensed from the VA, we have been granted an interim patent term extension until September 23, 2021 and we have requested an extension until May 2022. However, the length of the patent term extension is currently being determined by the United States Patent and Trademark Office (USPTO) based on input from the FDA.  On February 8, 2021, the FDA provided to the USPTO and determined the regulatory review period for the OCS Lung System.  Under the FDA’s analysis, the patent term extension would be until November 6, 2021. With respect to the patents and patent applications that we own, any patents that have or may issue from our currently issued or pending patent applications would be expected to expire between 2026 and 2037, assuming all required fees are paid.

However, we cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our OCS technology, any additional features we develop for our OCS technology or any new products. Other parties may have developed technologies that may be related to or competitive with our system, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, our patents may be challenged, narrowed, held unenforceable, invalidated or circumvented, or others could challenge the inventorship, ownership or enforceability of our patents and patent applications, any of which could limit our ability to stop competitors from marketing similar products or limit the term of patent protection we may have for our products, or cause us to lose our right to manufacture, market and sell the OCS products or components of the OCS products. Additionally, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a first-to-file system. The first-to-file provisions became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

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

Risks Related to Government Regulation

If we fail to adequately respond to the FDA follow-up inquiries or to obtain or maintain necessary FDA approval for each use of the OCS, or if such approval is delayed, we will not be able to commercially sell and market the OCS.

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

In the United States, before we can market the OCS products for each organ, we must first receive PMA approval from the FDA. This process can be expensive and lengthy and entail significant costs. The process of obtaining PMA approval requires significant clinical trial data. It generally takes one year, or even longer, from the time the PMA application is submitted to the FDA until an FDA action date. Despite the time, effort and cost involved in this process, the FDA might not approve the OCS products for use in preservation or transplantation or of donor hearts, livers, or other organs.

Furthermore, unforeseen requirements or delays in obtaining clearances or approvals from the FDA for any future products could result in unexpected and significant costs for us and consume management’s time and other resources. The COVID-19 pandemic may result in delayed review and approval timelines. The pandemic has and may continue to cause disruptions in global regulatory agencies’ daily operations. Any delay in regulatory review resulting from such disruptions could materially affect our development and commercialization plans, which could adversely affect our business and results of operations. The duration and severity of the COVID-19 pandemic is unpredictable and difficult to assess.

Moreover, the FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials or engage in other costly and time-consuming actions, or it could simply deny our PMA application or, if we were to seek any 510(k) clearance for a product, issue a not substantially equivalent determination for a 510(k) device. For example, in 2015, we voluntarily withdrew our original PMA application for the OCS Heart in an effort to expand our data to include OCS Heart EXPAND Trial results as well as to supplement our OCS Heart PROCEED II Trial results with long-term follow-up data that was not collected as part of the original trial protocol. In addition, even if we obtain PMA approval, the approval could be withdrawn or other restrictions imposed if post- market data demonstrate safety issues or inadequate performance. For 510(k) cleared devices, the FDA can use its enforcement authorities to require removal of a device from the market in case of safety issues.

We are currently investigating the safety and effectiveness of the OCS in multiple IDE investigations. Specifically, we completed enrollment in the OCS Liver PROTECT Trial under an IDE and received IDE approval for and are enrolling patients in the OCS Liver PROTECT CAP Trial. We also received IDE approval for a study of the use of the OCS Liver for certain donor livers that are donated after circulatory death that have extended warm ischemia time or older donor age. In addition, we completed the OCS Heart EXPAND Trial under an IDE and received IDE approval for the OCS Heart EXPAND CAP Trial. We also completed enrollment in the OCS Heart DCD trial for donor hearts that are donated after circulatory death under an IDE and received IDE approval for the OCS Heart DCD CAP Trial.

As is typical to the PMA review process, during the course of its initial PMA review and in most cases within 90 calendar days of the company’s PMA filing date, the FDA communicates issues that it has identified and views as deficiencies through a substantive interaction, which in most cases is a letter. That letter is technically referred to as a “major deficiency letter,” and it provides the applicant with an opportunity to address the FDA’s questions. After completing its review of a PMA application, the FDA will take one of the following actions: an approval, an approvable letter, a not approvable letter, or, in rare instances, a denial. We have received a “major deficiency letter” for each PMA application that we have submitted to the FDA, and we believe our responses have been thorough and comprehensive, including most recently with respect to the OCS Liver. The FDA will convene an advisory committee of experts from outside the FDA to review and evaluate our OCS Heart PMA currently under review and to provide recommendations to the FDA as to the safety, effectiveness, risk and benefit of the device. It is not uncommon for the FDA to seek advice from an outside expert panel when considering an application for a novel technology. The FDA ultimately decides whether to approve or disapprove the PMA application and may or may not follow the advisory committee’s recommendation, even if favorable.  Notwithstanding a favorable recommendation, the FDA could determine that the data from our clinical trials does not support PMA approval or the claims we wish to make, or the FDA could require us to gather significant additional clinical data or conduct additional non-clinical testing. The FDA had scheduled the advisory committee meeting regarding our OCS Heart PMA application for the second quarter of 2020. However, due to the COVID-19 pandemic, the FDA postponed the advisory committee meeting to October 2020, and in September 2020, the FDA further postponed the advisory committee meeting to allow the FDA to review additional, already collected, short and longer-term data from the OCS Heart EXPAND Trial and OCS Heart EXPAND CAP Trial. The FDA advisory committee panel is expected to be held on April 6, 2021.

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

If we fail to maintain the CE Mark in the European Union, Northern Ireland and the UKCA mark (as applicable) in Great Britain, we will not be able to commercially sell and market the OCS in the EU.

In the European Union, we have the right to affix a CE Mark for the sale of the OCS Lung, OCS Heart and OCS Liver for lung, heart and liver transplants, respectively. Our notified body, BSI is based in the Netherlands and issues the certificates that allow CE marking of the OCS products. We have CE Marks for each of the OCS Heart, the OCS Lung, and the OCS Liver, which were renewed in September 2017.  These CE Marks are valid for five years, so they will expire in September 2022. In order to be able to continue to use the CE Mark in the same manner after May 2021, we will have to meet the conditions set out in the transitional provisions in the Medical Devices Regulation (Regulation 2017/745) (MDR), and the in vitro Diagnostic Medical Device Regulations (2017/746) (IVDR). In Great Britain (England, Wales and Scotland), the devices will be required to conform to the UK MDR 2002 in order to be registered with the Medicines and Healthcare Products Regulatory Agency (MHRA).  Unlike Great Britain, the Medical Device Regulations (2017/745) and the in vitro Diagnostic Medical Device Regulations (2017/746) will apply in Northern Ireland from 26 May 2021, and 26 May 2022 respectively, in line with the EU’s implementation timeline. The MHRA will remain the competent Authority for medical devices in Northern Ireland. Before expiry of these certificates, we will need to apply for their re-certification under the new Medical Devices Regulation. We might not be able to continue to use the CE Mark for any current use of the OCS. If:

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

FDA clearance or approval or a CE mark does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary market authorizations to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration. For example, if, as a result of manufacturing error, the efficacy of our products does not meet the standards claimed in the accompanying instructions for use, regulatory authorities could prevent our products from being placed on the market in the European Union, Northern Ireland and Great Britain.

Additionally, we have appointed a U.K. responsible person and will register with the Medicines and Healthcare Products Regulatory Agency in the U.K. Failure to do so may mean that we will be unable to lawfully sell our products in the U.K.

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

Outside of the United States, reimbursement and funding systems vary significantly by country, and within some countries, by region. Many foreign markets have government managed healthcare systems that govern reimbursement and funding for medical devices and procedures. In the European Union member states, the costs associated with organ transplant procedures may be paid for by national insurance and in some cases private insurers or by both national insurance and private insurers, depending on the priorities established by individual programs. These reimbursement arrangements are subject to complex rules and regulations at the national and regional levels that can vary between member states of the European Union and are likely to require that we demonstrate that the OCS is superior to existing preservation methods. We have no studies currently planned to collect such clinical data, and any studies of this kind likely would be expensive and lengthy and may not ultimately produce results adequate to secure reimbursement. In some cases, we might not be able to secure adequate reimbursement for the OCS at all or until we have collected additional clinical data supporting the benefits associated with the use of the OCS in transplant procedures. Hospitals or surgeons in countries or regions where separate additional reimbursement or funding for the OCS is not available may determine that the benefits of the OCS do not or will not outweigh the cost of the OCS. Adoption of our products in the European Union may be hindered if they impede our customer’s compliance with the requirements of Directive 2010/53/EU (formerly Directive 2010/45/EU), and the Quality and Safety of Organs Intended for Transplantation Regulations 2012 (Statutory Instrument (SI) 2012 No. 1501) (the Regulations) in the United Kingdom which imposes certain standards on procurement, preservation and transport of organs intended for transplantation. Even where reimbursement or funding is available, in some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, reimbursement and pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. For example, some foreign reimbursement systems provide for limited payments in a given period and, therefore, result in extended payment periods, which could hinder adoption of the OCS for use in transplantation, limiting sales. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which could negatively affect the long-term growth of our business.

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

For our currently marketed OCS Lung, as part of the conditions of approval, we must complete three PMA post-approval studies: the OCS Lung INSPIRE Continuation PAS, which is a two-arm observational study intended to evaluate long-term outcomes of the OCS Lung INSPIRE Trial patients, the OCS Lung EXPAND Continuation PAS, which is a single arm study intended to evaluate long-term outcomes of the OCS Lung EXPAND Trial patients, and our OCS Lung Thoracic Organ Perfusion PAS Registry, or TOP Registry, which is a prospective, single-arm, multi-center, observational study designed to evaluate short- and long-term safety and effectiveness of the OCS Lung for both donor lungs currently utilized and unutilized for transplantation. The OCS Lung INSPIRE Continuation PAS, the OCS Lung EXPAND Continuation PAS and the TOP Registry entail submission of regular reports to the FDA. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

We have voluntarily recalled certain OCS products from customer sites in the past and may need to take similar actions in the future, which may result in notices to regulatory agencies in other jurisdictions. For example, most recently, in July 2018, we implemented a correction to the OCS Heart and Liver Consoles to address a loss of connection between the OCS Console and Perfusion Sets that was caused by incomplete cleaning, and in March 2018, after identifying out-of-specification plastic components used in the manufacturing of the OCS Lung Console, we recalled the affected units from customer sites and replaced them with known, good product, and we made required notifications to the FDA and foreign regulatory agencies.

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

Sales of the OCS outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The foreign regulatory approval process generally includes all of the risks associated with obtaining FDA clearance or approval in addition to other risks. Complying with international regulatory requirements can be an expensive and time-consuming process, and approval is not certain. The time required to obtain foreign clearances or approvals may exceed the time required for FDA clearance or approval, and requirements for such clearances or approvals may differ significantly from FDA requirements. Foreign regulatory authorities may not clear or approve our product for the same uses cleared or approved by the FDA. Although we have been able to affix the CE Mark to the OCS Lung, OCS Heart and OCS

Liver in the European Union, we may not be able to maintain such CE Marking, including as a result of the need to re-certify our products, under the new Medical Devices Regulation and the Medical Devices Regulations 2002 (UK MDR 2002) in Great Britain. Our notified body in the Netherlands, BSI, could determine either itself or at the request of a competent authority that our OCS products do not meet the regulatory requirements for CE marking, which would result in withdrawal of the certificates that allow the CE marking required to market the OCS products in the European Union. In addition, we may not be able to affix the CE Mark to new or modified products and we may fail to obtain any additional regulatory qualifications, clearances or approvals or to comply with additional legal obligations required by the individual member states of the European Union or other countries in which we seek to market the OCS. The FDA also regulates the export of medical devices from the United States. If we are not successful in obtaining and maintaining foreign regulatory approvals or complying with U.S. export regulations, our business will be harmed.

Foreign regulatory agencies periodically inspect manufacturing facilities both in the United States and abroad. Our most recent inspection by our EU Notified Body was in January 2021, which resulted in one minor observation. While we are implementing corrective and preventive action to address the observation, this previous observation may not be closed out. Additionally, we may fail to pass future inspections of our facility by applicable regulatory authorities or entities both in the United States and in other countries. Delays in receiving necessary qualifications, clearances or approvals to market our product outside the United States, or the failure to receive those qualifications, clearances or approvals, or to comply with other foreign regulatory requirements, could limit or prevent us from marketing our products or enhancements in international markets. Additionally, the imposition of new requirements could significantly affect our business and our product, and we might not be able to adjust to such new requirements. If we fail to comply with applicable foreign regulations, we could face substantial penalties and our business, financial condition, operating results, cash flows and prospects could be adversely affected.

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

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, or that the materials or training are false or misleading, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violations that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

The European Parliament passed the MDR, which repeals and replaces the European Union Medical Devices Directive and the Active Implantable Medical Devices Directive, which will become effective in May 2021. The EU MDR and EU IVDR will fully apply in the EU Member States from May 26, 2021 and May 26, 2022. Unlike directives, which must be implemented into the national laws of the European Economic Area, or EEA, member states, regulations would be directly applicable, (i.e., without the need for adoption of EEA member state laws implementing them) in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The provisions contained within the EU MDR and EU IVDR will not be transposed into law in Great Britain and will not be implemented in Great Britain. Medical Devices in Great Britain are governed under the UK Medical Device Regulations 2002. Under the terms of the Northern Ireland Protocol, the rules for placing medical devices on the Northern Ireland market differ from those applicable to Great Britain (England, Wales and Scotland). The EU MDR and EU IVDR will apply in Northern Ireland from May 26, 2021 and May 26, 2022, respectively. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The regulations, among other things:

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

In addition, there are significant concerns associated with whether EU Notified Bodies will be able to re-certify all devices in their care in time. If we do not manage to re-certify our products under this regulation or cannot rely on the transitional provisions, we may have to take our products off the EU market until this is the case.

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

As we grow our international presence, we are increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and U.S. Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the Bribery Act prohibits both domestic and international bribery, as well as bribery across both private and public sectors. The substantive offences of offering or receiving a bribe will be committed by an individual where either the bribery takes place in the U.K, or the person paying or receiving the bribe has a close connection with the U.K. An organization which is either incorporated in or carries on part of its business in the U.K will be liable under the Bribery Act if a person associated with the organization (being persons performing services for it) pays a bribe anywhere in the world intending to obtain or retain business for the organization. This is a strict liability offense with the only defenses available being that the organization implemented “adequate procedures” to prevent bribery or it was reasonable for it to not have such procedures in place. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations. Due to sales of our products to government or government-affiliated entities, we may be exposed to heightened risk of potential violations of the FCPA, the Bribery Act, or other relevant law.

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

In the conduct of our business, we may at times collect, process or share data concerning individuals, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning cybersecurity for medical devices, including guidance from the FDA. State privacy and cybersecurity laws vary and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. Our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions and penalties under such laws. Even if we are not determined to have violated applicable data laws, government investigations into these issues can be expensive and lengthy and generate adverse publicity, which could harm our business, financial condition, results of operations or prospects.

The European Union also has laws and regulations dealing with the collection, use and processing of personal data concerning individuals who are located in the European Union, which are often more restrictive than those in the United States. We are subject to the requirements of the GDPR because we are processing personal data in the European Union or offering goods to, or monitoring the behavior of, individuals who are located in the European Union. The GDPR implements more stringent administrative requirements for controllers and processors of personal data, including, for example, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, additional obligations when we contract with service providers, and more robust rights for individuals over their personal data. The GDPR provides that EU member states may make their own further laws and regulations, including laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or cause our costs to increase, and harm our business and financial condition. If we do not comply with our obligations under the GDPR, we could be exposed to enforcement activity from EU regulators, including substantial fines and litigation. In addition, EU law restricts transfers of personal data to the United States unless certain requirements are met. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, in July 2020, the Court of Justice of the European Union invalidated the U.S.-EU Privacy Shield Framework, which has led to increased scrutiny of data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. We rely on a mixture of mechanisms to transfer personal data from our EU business to the United States. We are also subject to the laws of each EU member state implementing any EU directive applicable to our processing activities, including Directing 2002/58/EC.

We are subject to the requirements of the UK Data Protection Law as amended and superseded from time to time. UK Data Protection Law means: (i) the GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018; (ii) the Data Protection Act 2018; (iii) the Privacy and Electronic Communications (EC Directive) Regulations 2003 as they continue to have effect by virtue of section 2 of the European Union (Withdrawal) Act 2018; and (iv) any other laws in the field of data protection in force in the UK from time to time applicable (in whole or in part) to us.

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

We do not yet know the full impact that the Affordable Care Act, and more recent measures impacting the healthcare system, will have on our business. The taxes imposed by the Affordable Care Act may result in decreased profits to us, lower reimbursement by payors to hospitals and transplant centers, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. Under the former Trump Administration, there were ongoing efforts to repeal, modify, or invalidate provisions of the Affordable Care Act. For example, federal legislation repealed penalties for not complying with the individual mandate to carry health insurance. Additionally, the Affordable Care Act has been subject to judicial challenge. The case Texas v. Azar, which challenges the constitutionality of the Affordable Care Act was argued before the Supreme Court in November 2020. Pending resolution of the litigation, all of the Affordable Care Act but the individual mandate to buy health insurance remains in effect.  The repeal of all or a portion of the Affordable Care Act could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, as amended, for example, reduced Medicare payments to providers by 2% per fiscal year, and will remain in effect through 2030 (except for the period from May 1, 2020 to March 31, 2021), when no reduction occurred) unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations, which took effect in 2019. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

We expect additional state and federal healthcare policies and reform measures to be adopted in the future, including following in the wake of the transition from the Trump administration to the Biden administration, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for the OCS or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future reimbursement to hospitals and transplant centers could affect demand for the OCS, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock and General Risks

The market price of our common stock has been and may continue to be volatile and could subject us to securities class action litigation.

Since the shares were sold in our IPO in May 2019 at a price of $16.00 per share and through March 9, 2021, the price per share of our common stock has ranged from as low as $10.10 to as high as $44.12. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;
•	results of clinical trials relating to the OCS or competing products;
•	failure or discontinuation of any of our product development and research programs;
•	regulatory or legal developments in the United States and other countries, including changes in the healthcare payment systems;
•	results or changes in the status of, or developments relating to, applications for regulatory approvals or clearances for the OCS or competing products;
•	our announcements or our competitors’ announcements of new products, procedures or therapies;
•	departure of key personnel;
•	litigation involving us or that may be perceived as having an adverse effect on our business;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	market conditions in the medical device and biotechnology sectors;
•	changes in general economic, industry and market conditions and trends;
•	investors’ general perception of us; and
•	sales of large blocks of our stock.

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

Although we are required to annually assess our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operated.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our IPO, subject to specified conditions. We would cease to be an emerging growth company prior to such date if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced disclosure obligations regarding executive compensation and no requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are also a “smaller reporting company,” as defined under Regulation S-K.  We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of our second fiscal quarter.  If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters and manufacturing and clinical training facilities are located in Andover, Massachusetts, where we lease 105,479 square feet of space, including a 10,500 square foot laboratory and training facility and a 2,400 square foot class 10,000 re-configurable cleanroom facility. The leases for these facilities expire on December 31, 2027 with an option to extend the term beyond the expiration date for one additional period of five years.

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

Holders of Our Common Stock

As of February 28, 2021, there were approximately 28 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-230736), which was declared effective by the SEC on May 1, 2019 and a registration statement on Form S-1MEF (File No. 333-231166), which was automatically effective upon filing with the SEC on May 1, 2019. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $91.4 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of December 31, 2020, we estimate that we have used approximately $47.4 million of the net proceeds from our IPO for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2020 to December 31, 2020.

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

Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. Our OCS products have been used for over 1,800 human organ transplants. We have commercialized the OCS Lung and OCS Heart outside of the United States and received our first PMA from the FDA in March 2018 for the use in the United States of the OCS Lung for donor lungs currently utilized for transplantation and since May 2019, for donor lungs currently unutilized for transplantation.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our IPO, the sale of our common stock in equity offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $25.6 million and $23.6 million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively. We incurred net losses of $28.7 million and $33.5 million, respectively, for those same years. As of December 31, 2020, we had an accumulated deficit of $398.2 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets. Further, following the closing of our IPO we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

On May 26, 2020, we completed an underwritten public offering of our common stock, which resulted in the sale of 5,750,000 shares of common stock, inclusive of 750,000 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the offering were $75.1 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

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

We believe that our cash and cash equivalents, and marketable securities, will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

COVID-19

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; delays of reviews and approvals by the FDA and other health authorities; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which has a negative impact on our revenue and clinical trial activities. Our sales and clinical adoption team has been and may continue to be restricted in visiting many transplant centers in person. Customer delays or reductions in capital expenditures and operating budgets also have a negative impact on our product sales. We plan to maintain these or similar restrictions until we believe employees can fully resume such activities in accordance with federal, state and local requirements. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to our OCS Heart PMA application, and may affect other potential PMA applications.  For example, although the FDA had scheduled an advisory committee of experts from outside the FDA to review and evaluate our OCS Heart PMA application in the second quarter of 2020, due to the COVID-19 pandemic the advisory committee meeting was postponed to October 2020. However, this meeting was further postponed to allow the FDA to review additional, already collected, short and longer-term data from the OCS Heart EXPAND Trial and OCS Heart EXPAND CAP trial. The FDA advisory committee meeting is expected to be held on April 6, 2021.

In April 2020, we announced several steps to respond to the COVID-19 pandemic. These steps are intended to protect the health and safety of our employees, to establish a process to support the continuous supply of our OCS products at transplant centers globally and to maintain financial flexibility.  These actions include transitioning most employees to a remote work environment, except for those who are deemed essential to product supply and reducing near-term expenses, such as reducing non-essential discretionary expenses. We also deferred a portion of executive and employee compensation from April 2020 through August 31, 2020.  While the COVID-19 pandemic did not significantly impact our business or results of operations during the first quarter of 2020, OCS product sales have been negatively impacted by the COVID-19 pandemic since the second quarter of 2020 and we anticipate a negative impact to OCS product sales in 2021. The extent of the future impact on our operations and financial condition will depend on the length and severity of the pandemic, its consequences, and containment and vaccination efforts. While the FDA approved emergency use authorization of vaccines in December 2020, it is expected to take several months for widespread vaccinations to occur and it is not yet known how vaccination efforts will impact the COVID-19 pandemic.

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

All of our revenue has been generated by sales to transplant centers in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions. In some of those contracts, the promises also include an OCS Console, whether sold or loaned to the customer.

Some of our revenue has been generated from products sold in conjunction with the clinical trials conducted for our OCS products, under arrangements referred to as customer clinical trial agreements. Under most of these customer clinical trial agreements, we place an organ-specific OCS Console at the customer site for its use free of charge for the duration of the clinical trial, and the customer separately purchases from us the OCS disposable sets used in each transplant procedure during the clinical trial. When we loan the OCS Console to the customer, we retain title to the console at all times and do not require minimum purchase commitments from the customer related to any OCS products. In such cases, we invoice the customer for OCS disposable sets based on customer orders received for each new transplant procedure and the prices set forth in the customer agreement. Over time, we typically recover the cost of the loaned OCS Console through the customer’s continued purchasing and use of additional OCS disposable sets. For these reasons, we have determined that part of the selling price for the disposable set is an implied rental payment for use of the OCS Console. We continue to loan OCS Consoles to some of our customers during commercialization of our OCS products.

Because all promises of a customer contract are delivered and recognized as revenue at the same time and because revenue allocated to promises other than OCS disposable sets, such as implied rental income and service revenue, is insignificant, all performance obligations from customer contracts are classified as a single category of revenue in our consolidated statements of operations.

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $2.7 million and $2.2 million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively.

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

In the United States, we expect to continue to only have clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMA for those products. Our net revenue in the United States for OCS Heart and OCS Liver products fluctuates from period to period as a result of the timing of patient enrollment in our clinical trials. Historically, our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolling. Our OCS Heart EXPAND Trial began patient enrollment in September 2015 and completed patient enrollment in March 2018. Our OCS Liver PROTECT trial began enrollment in January 2016 and completed enrollment in October 2019. Our OCS Heart EXPAND CAP trial began patient enrollment in May 2019 and is currently enrolling patients. Our OCS Heart DCD trial began patient enrollment in December 2019 and has completed enrolling patients. Our OCS Heart DCD CAP trial has been approved by the FDA and we began enrolling patients in December 2020. Our OCS Liver PROTECT CAP trial began patient enrollment in February 2020 and has completed initial enrollment; however, we have applied to the FDA to enroll additional patients in this trial. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through December 31, 2020, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets.

We expect that our net revenue will increase over the long term as a result of receiving our first two FDA PMAs for the OCS Lung in the United States in March 2018 and May 2019 and any potential future FDA approvals in the United States for OCS Heart and OCS Liver. We also expect that our net revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs. We expect that net revenue will continue to be negatively impacted in 2021 a result of the COVID-19 pandemic.

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

We expect that cost of revenue as a percentage of net revenue will decrease and gross margin and gross profit will increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to economies of scale. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. As utilization by customers of our OCS products increases, we expect that a greater number of OCS disposable sets will be used per year on the same OCS Console, thereby driving overall gross margin improvement. Because we expect that the number of OCS disposable sets sold over time will be significantly greater than the number of OCS Consoles sold or loaned to customers over that same period, we expect that our gross margin improvement will not be significantly affected by the number of OCS Consoles that we sell or loan to customers. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter.

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

We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount to support the expected continued sales growth of our OCS products. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our continued operation as a public company.

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

Other Income (Expense), Net

Other income (expense), net includes interest income, realized and unrealized foreign currency transaction gains and losses and other non-operating income and expense items unrelated to our core operations.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $322.0 million and $252.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2021 and 2030, respectively. Our federal net operating losses include $108.0 million, which can be carried forward indefinitely. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $7.6 million and $5.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2021 and 2024, respectively. As of December 31, 2020, we had no foreign net operating loss carryforwards. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Prior to 2020, our fiscal year ended on the last Saturday in December, and we reported fiscal years using a 52/53-week convention. Under this convention, certain fiscal years contained 53 weeks. Each fiscal year was typically composed of four 13-week fiscal quarters, but in years with 53 weeks, the fourth quarter was a 14-week period. Our fiscal year ended December 28, 2019 included 52 weeks. In February 2020, we changed the end of our fiscal year from the last Saturday in December to December 31.

Comparison of the Fiscal Years Ended December 31, 2020 and December 28, 2019

The following table summarizes our results of operations for the fiscal years ended December 31, 2020 and December 28, 2019:

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019	Change
	(in thousands)
Net revenue	$25,639	$23,604	$2,035
Cost of revenue	9,004	9,741	(737)
Gross profit	16,635	13,863	2,772
Operating expenses:
Research, development and clinical trials	18,831	19,870	(1,039)
Selling, general and administrative	24,188	23,596	592
Total operating expenses	43,019	43,466	(447)
Loss from operations	(26,384)	(29,603)	3,219
Other income (expense):
Interest expense	(3,985)	(4,353)	368
Change in fair value of preferred stock warrant liability	—	(341)	341
Other income, net	1,653	790	863
Total other expense, net	(2,332)	(3,904)	1,572
Loss before income taxes	(28,716)	(33,507)	4,791
Provision for income taxes	(32)	(40)	8
Net loss	$(28,748)	$(33,547)	$4,799

Net Revenue

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019	Change
	(in thousands)
Net revenue by geography:
United States	$19,239	$16,253	$2,986
Outside the U.S.	6,400	7,351	(951)
Total net revenue	$25,639	$23,604	$2,035
Net revenue by OCS product:
OCS Lung net revenue	$6,194	$8,664	$(2,470)
OCS Heart net revenue	14,196	11,442	2,754
OCS Liver net revenue	5,249	3,498	1,751
Total net revenue	$25,639	$23,604	$2,035

Net revenue from customers in the United States was $19.2 million in the fiscal year ended December 31, 2020 and increased by $3.0 million in the fiscal year ended December 31, 2020 compared to the fiscal year ended December 28, 2019. The increase in net revenue from customers in the United States was primarily due to sales of OCS disposable sets for use in our OCS Heart EXPAND CAP Trial and OCS Heart DCD Trial and sales of OCS disposable sets to customers for use in our OCS Liver PROTECT CAP Trial, partially offset by a decrease in sales of our OCS Lung disposable sets. Net revenue from sales of OCS Lung products in the United States decreased from $8.0 million in the fiscal year ended December 28, 2019 to $5.4 million in the fiscal year ended December 31, 2020. The decrease was due to fewer sales of OCS Lung disposable sets as a result of the COVID-19 pandemic, which impacted lung transplants more than other organ transplants due to the nature of the disease, new protocols required for safe lung transplants and the necessary use of ventilators post-transplant. Net revenue from OCS Heart disposable sets sold to customers for use in our OCS Heart EXPAND CAP Trial and OCS Heart DCD Trial increased from $4.7 million in the fiscal year ended December 28, 2019 to $8.6 million in the fiscal year ended December 31, 2020.  Net revenue from OCS Liver disposable sets sold to customers for use in our OCS Liver PROTECT Trial increased from $3.5 million in the fiscal year ended December 28, 2019 to $5.2 million in the fiscal year ended December 31, 2020. In addition, the U.S. selling price of OCS disposable sets sold in the fiscal year ended December 31, 2020 was approximately 12% higher than the U.S. selling prices of OCS disposable sets sold in the fiscal year ended December 28, 2019, which accounted for $2.0 million of the overall $3.0 million increase in net revenue in the United States from the fiscal year ended December 28, 2019 to the fiscal year ended December 31, 2020.

Net revenue from customers outside the United States was $6.4 million in the fiscal year ended December 31, 2020 and decreased by $1.0 million compared to the fiscal year ended December 28, 2019. The decrease in net revenue from customers outside the United States was primarily due to the adverse impact of the COVID-19 pandemic on the global economy.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $0.7 million in the fiscal year ended December 31, 2020 compared to the fiscal year ended December 28, 2019. Gross profit increased by $2.8 million in the fiscal year ended December 31, 2020 compared to the fiscal year ended December 28, 2019. Gross margin was 65% and 59% for the fiscal year ended December 31, 2020 and December 28, 2019, respectively. Gross profit and gross margin increased primarily as a result of a higher average selling price of OCS disposable sets sold in the United States in the fiscal year ended December 31, 2020 relative to the average selling price of OCS disposable sets sold in the fiscal year ended December 28, 2019 and cost reduction and cost containment measures adopted by management to address the challenges of the operating environment caused by the COVID-19 pandemic.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$7,853	$6,322	$1,531
Clinical trials costs	4,708	4,326	382
Consulting and third-party testing	1,432	4,108	(2,676)
Laboratory supplies and research materials	2,095	2,254	(159)
Other	2,743	2,860	(117)
Total research, development and clinical trials expenses	$18,831	$19,870	$(1,039)

Total research, development and clinical trials expenses decreased by $1.0 million from $19.9 million in the fiscal year ended December 28, 2019 to $18.8 million in the fiscal year ended December 31, 2020. Personnel related costs and clinical trial costs increased by $1.5 million and $0.4 million, respectively, due primarily to additional resources supporting clinical trials and new product development.  Consulting and third-party testing, laboratory supplies and research materials costs and other costs decreased by $2.7 million, $0.2 million and $0.1 million, respectively, due primarily to our cost management and cost containment strategies implemented by our management in 2020 to address the challenges of the operating environment caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$12,292	$9,772	$2,520
Professional and consultant fees	5,479	6,286	(807)
Tradeshows and conferences	931	2,072	(1,141)
Other	5,486	5,466	20
Total selling, general and administrative expenses	$24,188	$23,596	$592

Total selling, general and administrative expenses increased by $0.6 million from $23.6 million in the fiscal year ended December 28, 2019 to $24.2 million in the fiscal year ended December 31, 2020 due primarily to increases in personnel related costs, as we hired additional resources and engaged consultants to support commercial sales of our OCS Lung product in the United States and to support our operation as a public company. Stock-based compensation expense also increased by $1.3 million due primarily to additional grants to existing employees. These increases were partially offset by professional and consultant fees and tradeshows and conferences decreases of $0.8 million and $1.1 million, respectively, primarily as a result of tradeshows and conferences being canceled or delayed due to the COVID-19 pandemic and cost management and cost containment strategies implemented by our management.

Other Income (Expense)

Interest Expense

Interest expense decreased to $4.0 million for the fiscal year ending December 31, 2020 from $4.4 million for the fiscal year ending December 28, 2019, as a result of lower interest rates.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability in the fiscal year ended December 28, 2019 was due primarily to the changes in the fair value of our preferred stock during that period.

On May 6, 2019, immediately prior to the closing of our IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, and the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of our IPO, we no longer remeasure the fair value of the warrant liability at each reporting date.

Other Income (Expense), Net

Other income (expense), net for the fiscal years ended December 31, 2020 and December 28, 2019 included interest income of $0.7 million and $1.0 million, respectively, resulting from interest earned on invested cash balances, and included $1.0 million of realized and unrealized foreign currency transaction gains and $0.2 million of realized and unrealized foreign currency transaction losses for the fiscal years ended December 31, 2020 and December 28, 2019, respectively. Interest income decreased from fiscal 2019 to fiscal 2020 as a result of lower interest rates on invested balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

On May 6, 2019, we completed our IPO, pursuant to which we issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the IPO were $91.4 million, after deducting underwriting discounts and commissions as well as other offering costs of $6.0 million. On May 26, 2020, we completed an underwritten public offering of our common stock, which resulted in the sale of 5,750,000 shares of common stock, inclusive of 750,000 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the offering were $75.1 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $125.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the fiscal periods presented:

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
	(in thousands)
Cash used in operating activities	$(30,265)	$(32,286)
Cash used in investing activities	(41,598)	(60,501)
Cash provided by financing activities	75,549	92,723
Effect of exchange rate changes on cash, cash equivalents and restricted cash	803	(85)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,489	$(149)

Operating Activities

During the fiscal year ended December 31, 2020, operating activities used $30.3 million of cash, primarily resulting from our net loss of $28.7 million and net cash used by changes in our operating assets and liabilities of $5.6 million, partially offset by net non-cash charges of $4.1 million. Net cash used by changes in our operating assets and liabilities for the fiscal year ended December 31, 2020 consisted primarily of a $3.9 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.7 million increase in inventory and a $0.8 million increase in prepaid expenses and other current assets, partially offset by a $0.9 million increase in deferred rent.

During the fiscal year ended December 28, 2019, operating activities used $32.3 million of cash, primarily resulting from our net loss of $33.5 million and net cash used by changes in our operating assets and liabilities of $1.6 million, partially offset by net non-cash charges of $2.9 million. Net cash used by changes in our operating assets and liabilities for the fiscal year ended December 28, 2019 consisted primarily of a $4.1 million increase in inventory and a $3.2 million increase in accounts receivable, partially offset by a $5.9 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business, including the growth in sales, expenses and employee headcount.

Investing Activities

During the fiscal year ended December 31, 2020, net cash used in investing activities of $41.6 million consisted of $121.8 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, partially offset by proceeds from sales and maturities of marketable securities of $80.7 million.

During the fiscal year ended December 28, 2019, net cash used by investing activities was $60.5 million, primarily due to the purchases of marketable securities of $82.4 million and purchases of property and equipment of $0.2 million, partially offset by the proceeds from sales and maturities of marketable securities of $22.0 million.

Financing Activities

During the fiscal year ended December 31, 2020, net cash provided by financing activities of $75.5 million consisted primarily of proceeds from the issuance of common stock in our May 2020 public offering of $75.7 million and our employee share ownership plans of $0.6 million, both partially offset by payments of offering costs of $0.7 million.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to the LIBOR subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5%, or the Applicable Margin, subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind, or PIK interest, at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At our option, we may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreases annually. Our current prepayment premium is 4.5% and will decrease to zero in June 2021. We are also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment, which we are accreting to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants. including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of December 31, 2020, we were in compliance with all of the other covenants under the Credit Agreement.

Upon the occurrence of an event of default and until such event of default is no longer continuing, the Applicable Margin will increase by 4.0% per annum. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, OrbiMed may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events. While we do not expect that the transition from LIBOR, including any legal or regulatory changes made in response to its future phase out, or the risks related to its discontinuance will have a material effect on our financing costs, the impact is uncertain at this time.

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months following the filing of our annual report on Form 10-K.

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$14,344	$1,900	$3,945	$4,144	$4,355
Debt obligations(2)	44,307	3,334	40,973	—	—
Total	$58,651	$5,234	$44,918	$4,144	$4,355

(1)

Amounts in table reflect payments due for our leases of office and laboratory space in Andover, Massachusetts under two operating lease agreements. For more information, see “Note 12. Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

Amounts in table reflect the contractually required principal and interest payments payable under the Credit Agreement, under which borrowings bear interest at a variable rate. For purposes of this table, the interest due under the Credit Agreement was calculated using an assumed interest rate of 9.5% per annum, which was the interest rate in effect as of December 31, 2020. Because such interest rate is below the PIK interest threshold of 11.5%, we did not include PIK in our calculated payments.

In January 2021, we entered into an unconditional $9.5 million purchase commitment in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty and therefore, our commitments in the table above will increase by $1.5 million in the next year, $2.0 million in 1-3 years, $2.0 million in years 3-5, and $4.0 million in more than 5 years.

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

We recognize revenue from sales to customers by applying the following five steps: (1) identification of the contract, or contracts, with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, performance obligations are satisfied. Because all performance obligations of a customer order are delivered and recognized as revenue at the same time and because revenue allocated to performance obligations other than OCS disposable sets, such as implied rental income and service revenue, is insignificant, all components of revenue from customer contracts are classified as a single category of revenue in our consolidated statements of operations.

Substantially all of our customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. In some of those contracts, the promises also include an OCS Console, whether sold or loaned to the customer. We evaluate each promise within a contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (1) the product or service is separately identifiable from other promises in the contract and (2) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer.

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

Some of our revenue has been generated from products sold in conjunction with the clinical trials conducted for our OCS products, under contracts referred to as customer clinical trial agreements. Under most of these customer clinical trial agreements, we place an organ-specific OCS Console at the customer site for its use free of charge for the duration of the clinical trial, and the customer separately purchases from us the OCS disposable sets used in each transplant procedure during the clinical trial. When we loan the OCS Console to the customer, we retain title to the console at all times and do not require minimum purchase commitments from the customer related to any OCS products. In such cases, we invoice the customer for OCS disposable sets based on customer orders received for each new transplant procedure and the prices set forth in the customer agreement. Over time, we typically recover the cost of the loaned OCS Console through the customer’s continued purchasing and use of additional OCS disposable sets. For these reasons, we have determined that part of the selling price for the disposable set is an implied rental payment for use of the OCS Console.

When a customer contract contains multiple-performance obligations that include a loan of an OCS Console for the customer’s use at the customer site as well as OCS disposable sets that are delivered simultaneously, we allocate the selling price between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant. In determining SSP, we maximize observable inputs and consider a number of data points, including: (1) the pricing of standalone sales (in instances where available), (2) the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis, (3) contractually stated prices for deliverables that are intended to be sold on a standalone basis, and (4) other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

Revenue is recognized when control of the OCS product or products is transferred to the customer in an amount that reflects the amount we expect to be entitled to in exchange for the product or products.

Performance Obligations

The primary performance obligations in our customer contracts from which we derive revenue are as follows:

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

•

OCS Perfusion Set—The OCS Perfusion Set is a single-use disposable set that stores the organ and circulates blood. Revenue for each OCS Perfusion Set is recognized at the point in time at which control is transferred to the customer, which is when title transfers to the customer in connection with delivery. In most of our customer contracts, title to the OCS Perfusion Set transfers when the OCS Perfusion Set arrives at the customer site. In limited instances, title transfers upon shipment by us to the customer.

•

OCS Solutions—The OCS Solutions are a set of nutrient-enriched solutions to optimize the organ’s condition outside the human body. Revenue for each OCS Solution is recognized at the point in time at which control is transferred to the customer, which is when title transfers to the customer in connection with delivery. In most of our customer contracts, title to the OCS Solutions transfers when the OCS Solutions arrive at the customer site. In limited instances, title transfers upon shipment by us to the customer.

Payments Made to Customers

Under our customer contracts that include a customer clinical trial agreement, we receive payments from sales to the customer of its OCS products and also make payments to that customer for reimbursements of clinical trial costs, materials, and for specified clinical documentation related to the customer’s use of our OCS products. We also make payments to customers involved in post-approval studies for information related to the transplant procedures performed. We determine the appropriate accounting treatments for these payments depending on the nature of the payment and whether they are for distinct goods or services.

In these cases, we have determined that the payments made to the customer for reimbursement of clinical trial materials and its costs incurred to execute specific clinical trial protocols related to our OCS products do not provide us with a distinct good or service transferred by the customer, and, therefore, we record such payments as a reduction of revenue from the customer in our consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when we recognize the revenue for the sale of our OCS disposable sets. For the fiscal years ended December 31, 2020 and December 28, 2019, we recorded as a reduction of revenue $2.7 million and $2.2 million, respectively, of reimbursable clinical trial costs.

In these same cases, we have also determined that payments made to the customer to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to our OCS products) do meet the criteria to be classified as a cost because we receive a distinct good or service transferred by the customer separate from the customer’s purchase of our OCS products and the price paid represents the fair value of the distinct good or service received by us. As a result, these payments made by us to customers for information related to post-approval studies or standard-of-care protocols are recorded as operating expenses. For the fiscal years ended December 31, 2020 and December 28, 2019, we recorded as operating expenses $1.6 million and $1.2 million, respectively, related to payments made to customers for information related to post-approval studies or existing standard-of-care protocols.

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

Revenue from reimbursements of out-of-pocket expenses, including travel, lodging, and meals, is accounted for as variable consideration and is insignificant.

We do not consider shipping to be a performance obligation. We record shipping costs billed to customers as revenue and records the associated costs incurred by us for those items as cost of revenue.

Stock-Based Compensation

We measure stock-based option awards granted to employees, directors and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We account for forfeitures as they occur and record compensation cost assuming all option holders will complete the requisite service period. If an award is forfeited, the Company reverses compensation expense previously recognized in the period the award is forfeited.

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

Backlog

We define backlog as contractually committed orders for our products for which the associated revenue has not been recognized and the customer has not been invoiced. Amounts that have been invoiced but not yet recognized as revenue are reported as deferred revenue on our consolidated balance sheets and are not included in our calculation of backlog. As of December 31, 2020 and December 28, 2019, we had backlog of $0.5 million. Of the amount of backlog as of December 31, 2020, we expect that substantially all of it will be invoiced to customers within the following 12 months. However, because our customers may cancel, change or reschedule orders without penalty at any time prior to shipment, we have no assurance that we will be able to convert our backlog into shipped orders.

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

Foreign Currency Exchange Risk

Our foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the period-end exchange rates. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense). We recognized foreign currency transaction gains of $1.0 million during the fiscal year ended December 31, 2020.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit) on our consolidated balance sheets. We recorded a foreign currency translation loss of less than $0.1 million during the fiscal year ended December 31, 2020.

For the fiscal year ended December 31, 2020, 18% of our net revenue and 7% of our operating costs and expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency exposure.

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

Interest Rate Sensitivity

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $125.6 million, which consisted of cash, money market funds and short-term investments. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

In June 2018, we entered into our Credit Agreement with OrbiMed. Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to LIBOR plus 8.5%. As of December 31, 2020 borrowings outstanding under the Credit Agreement totaled $35.0 million and the interest rate applicable to such borrowings was 9.5%. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

TRANSMEDICS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransMedics Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransMedics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 28, 2019, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 28, 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2021

We have served as the Company's auditor since 2001.

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,581	$20,092
Marketable securities	101,061	60,596
Accounts receivable	6,864	6,559
Inventory	11,934	11,216
Prepaid expenses and other current assets	2,326	1,538
Total current assets	146,766	100,001
Property and equipment, net	4,754	4,792
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$152,026	$105,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,206	$7,247
Accrued expenses and other current liabilities	10,317	8,332
Deferred revenue	263	166
Current portion of deferred rent	93	370
Total current liabilities	11,879	16,115
Long-term debt, net of discount and current portion	34,657	34,146
Deferred rent, net of current portion	1,599	389
Total liabilities	48,135	50,650
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,175,305 shares and 21,184,524 shares issued and outstanding at December 31, 2020 and December 28, 2019, respectively	502,217	424,134
Accumulated other comprehensive loss	(95)	(2)
Accumulated deficit	(398,231)	(369,483)
Total stockholders’ equity	103,891	54,649
Total liabilities and stockholders’ equity	$152,026	$105,299

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net revenue	$25,639	$23,604
Cost of revenue	9,004	9,741
Gross profit	16,635	13,863
Operating expenses:
Research, development and clinical trials	18,831	19,870
Selling, general and administrative	24,188	23,596
Total operating expenses	43,019	43,466
Loss from operations	(26,384)	(29,603)
Other income (expense):
Interest expense	(3,985)	(4,353)
Change in fair value of preferred stock warrant liability	—	(341)
Other income, net	1,653	790
Total other expense, net	(2,332)	(3,904)
Loss before income taxes	(28,716)	(33,507)
Provision for income taxes	(32)	(40)
Net loss	$(28,748)	$(33,547)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(2.36)
Weighted average common shares outstanding, basic and diluted	24,702,764	14,204,787

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net loss	$(28,748)	$(33,547)
Other comprehensive income (loss):
Foreign currency translation adjustment	(49)	45
Unrealized gains (losses) on marketable securities, net of tax of $0	(44)	54
Total other comprehensive income (loss)	(93)	99
Comprehensive loss	$(28,841)	$(33,448)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehen- sive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balances at December 29, 2018	50,404,140	$186,519	1,397,493	$1	$143,794	$(101)	$(335,936)	$(192,242)
Conversion of convertible preferred stock into common stock upon initial public offering	(50,404,140)	(186,519)	13,119,424	186,519	—	—	—	186,519
Conversion of TransMedics' common stock into TransMedics Group's common stock upon corporate reorganization	—	—	—	143,859	(143,859)	—	—	—
Conversion of preferred stock warrants into common stock warrants upon initial public offering	—	—	—	1,239	—	—	—	1,239
Issuance of common stock in initial public offering, net of discounts and issuance costs of $5,966	—	—	6,543,500	91,401	—	—	—	91,401
Issuance of common stock upon the exercise of common stock options	—	—	124,107	194	8	—	—	202
Stock-based compensation expense	—	—	—	797	57	—	—	854
Settlement of accrued financing fees	—	—	—	124	—	—	—	124
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Unrealized gains on marketable securities	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	(33,547)	(33,547)
Balances at December 28, 2019	—	—	21,184,524	424,134	—	(2)	(369,483)	54,649
Issuance of common stock upon the exercise of common stock options	—	—	218,084	227	—	—	—	227
Issuance of common stock in connection with employee stock purchase plan	—	—	22,697	357	—	—	—	357
Issuance of common stock in public offering, net of discounts and issuance costs of $585	—	—	5,750,000	75,085	—	—	—	75,085
Stock-based compensation expense	—	—	—	2,414	—	—	—	2,414
Foreign currency translation adjustment	—	—	—	—	—	(49)	—	(49)
Unrealized losses on marketable securities	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(28,748)	(28,748)
Balances at December 31, 2020	—	$—	27,175,305	$502,217	$—	$(95)	$(398,231)	$103,891

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,748)	$(33,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,577	1,222
Stock-based compensation expense	2,414	854
Change in fair value of preferred stock warrant liability	—	341
Non-cash interest and end of term accretion expense	511	475
Net amortization (accretion) of premiums (discounts) on marketable securities	634	(205)
Unrealized foreign currency transaction (gains) losses	(1,065)	200
Changes in operating assets and liabilities:
Accounts receivable	(218)	(3,166)
Inventory	(1,740)	(4,121)
Prepaid expenses and other current assets	(769)	250
Accounts payable	(5,802)	3,443
Accrued expenses and other current liabilities	1,948	2,453
Deferred revenue	60	(136)
Deferred rent	933	(349)
Net cash used in operating activities	(30,265)	(32,286)
Cash flows from investing activities:
Purchases of property and equipment	(455)	(165)
Purchases of marketable securities	(121,793)	(82,371)
Proceeds from sales and maturities of marketable securities	80,650	22,035
Net cash used in investing activities	(41,598)	(60,501)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions	75,670	97,367
Payments of public offering and other financing costs	(705)	(4,846)
Proceeds from issuance of common stock upon exercise of stock options	227	202
Proceeds from issuance of common stock in connection with employee stock purchase plan	357	—
Proceeds from Paycheck Protection Program loan	2,249	—
Repayment of Paycheck Protection Program loan	(2,249)	—
Net cash provided by financing activities	75,549	92,723
Effect of exchange rate changes on cash, cash equivalents and restricted cash	803	(85)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,489	(149)
Cash, cash equivalents and restricted cash, beginning of period	20,592	20,741
Cash, cash equivalents and restricted cash, end of period	$25,081	$20,592
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,475	$3,877
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$186,519
Transfers of inventory to property and equipment	$1,191	$2,146
Reclassification of warrant liability to equity upon initial public offering	$—	$1,239
Purchases of property and equipment included in accounts payable	$—	$169
Offering costs included in accounts payable and accrued expenses	$—	$120
Settlement of accrued financing fee	$—	$124
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,581	$20,092
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,081	$20,592

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group was incorporated in the State of Delaware in August 1998. The Company is a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body.

On May 6, 2019, the Company completed its initial public offering (the “IPO”), pursuant to which it issued and sold 6,543,500 shares of common stock, inclusive of 853,500 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $91.4 million, after deducting underwriting discounts and commissions as well as other offering costs of $6.0 million. On May 26, 2020, the Company completed an underwritten public offering of 5,750,000 shares of its common stock, inclusive of 750,000 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were approximately $75.1 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.6 million.

Prior to 2020, the Company’s fiscal year ended on the last Saturday in December, and the Company reported fiscal years using a 52/53-week convention. Under this convention, certain fiscal years contained 53 weeks. Each fiscal year was typically composed of four 13-week fiscal quarters, but in years with 53 weeks, the fourth quarter was a 14-week period. The fiscal year ended December 28, 2019 included 52 weeks.  In February 2020, the Company changed the end of its fiscal year end from the last Saturday in December to December 31. As a result of this change, the Company’s current fiscal year ended on December 31, 2020 and its fiscal quarters end on March 31, June 30 and September 30.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $28.7 million for the fiscal year ended December 31, 2020 and $33.5 million for the fiscal year ended December 28, 2019. As of December 31, 2020, the Company had an accumulated deficit of $398.2 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $125.6 million as of December 31, 2020 will be sufficient to fund operations, capital expenditures, and debt service payments for at least the next twelve months following the filing of this Annual Report on Form 10-K. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the first quarter of 2020, OCS product sales have been negatively impacted by the COVID-19 pandemic since the second quarter of 2020 and the Company anticipates a negative impact to OCS product sales in 2021. The extent of the future impact on the Company’s operations and financial condition will depend on the length and severity of the pandemic, its consequences, and containment and vaccination efforts. While the FDA approved emergency use authorization of vaccines in December 2020, it is expected to take several months for widespread vaccinations to occur and it is not yet known how vaccination efforts will impact the COVID-19 pandemic.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company has not experienced any other-than-temporary losses with respect to its cash, cash equivalents and marketable securities and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that accounted for 10% or more of the Company’s total revenue or accounts receivable. For the fiscal year ended December 31, 2020, two customers represented 14% and 10% of net revenue, respectively. For the fiscal year ended December 28, 2019, no customer accounted for 10% or more of net revenue. As of December 31, 2020, one customer accounted for 30% of accounts receivable. As of December 28, 2019, no customer accounted for 10% or more of accounts receivable.

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

Restricted Cash

As of December 31, 2020 and December 28, 2019, the Company maintained two letters of credit totaling $0.5 million for the benefit of the landlord of its leased property. The Company was required to maintain a separate cash balance of $0.5 million to secure the letters of credit. Related to this separate cash balance, the Company classified $0.5 million as restricted cash (non-current) on its consolidated balance sheets as of December 31, 2020 and December 28, 2019. The Company’s cash, cash equivalents and restricted cash was $25.1 million and $20.6 million for the years ended December 31, 2020 and December 28, 2019, respectively.

Accounts Receivable

Accounts receivable are presented net of a provision for doubtful accounts, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected losses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. As of December 31, 2020 and December 28, 2019, the Company had no allowance for doubtful accounts. During the fiscal years ended December 31, 2020 and December 28, 2019, the Company did not record any provisions for doubtful accounts and did not write off any accounts receivable balances.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the fiscal years ended December 31, 2020 and December 28, 2019.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s OCS Console and OCS Perfusion Sets. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the fiscal years ended December 31, 2020 and December 28, 2019.

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

At the end of each reporting period, the Company assesses whether losses should be accrued on long-term manufacturing purchase commitments in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the statements of operations unless they are deemed recoverable through firm sales contacts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in the accompanying consolidated financial statements, the Company did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize any loss provision for future-period remaining purchase commitments for the fiscal year ended December 31, 2020.

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

Product Warranties

The Company provides a one-year warranty on its OCS Consoles and disposable sets and replaces or repairs any OCS Console or disposable set that does not function in accordance with the product specifications. OCS Consoles returned to the Company may be refurbished and redeployed. Estimated warranty costs are recorded at the time of shipment of the OCS Console or disposable set. Warranty costs are estimated based on the current expected product replacement or repair cost and expected replacement or repair rates based on historical experience. The Company evaluates its warranty accrual at the end of each reporting period and makes adjustments as necessary. As of December 31, 2020 and December 28, 2019, the warranty accrual was less than $0.1 million.

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

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $2.7 million and $2.2 million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $1.6 million and $1.2 million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively, as operating expenses.

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

Revenue from reimbursements of out-of-pocket expenses, including travel, lodging, and meals, is accounted for as variable consideration and is insignificant.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of December 31, 2020 and December 28, 2019.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of December 31, 2020, the Company’s wholly- or partially unsatisfied performance obligations totaled $0.8 million and are expected to be completed within the next year.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Gross revenue from sales to customers	$28,356	$25,844
Less: Clinical trial payments reducing revenue	2,717	2,240
Total net revenue	$25,639	$23,604

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net revenue by OCS product:
OCS Lung net revenue	$6,194	$8,664
OCS Heart net revenue	14,196	11,442
OCS Liver net revenue	5,249	3,498
Total net revenue	$25,639	$23,604

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net revenue by country (1):
United States	$19,239	$16,253
All other countries	6,400	7,351
Total net revenue	$25,639	$23,604

(1)	Net revenue by country is categorized based on the location of the end customer.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled $1.0 million and $(0.2) million for the fiscal years ended December 31, 2020 and December 28, 2019, respectively.

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

Subsequent to the closing of its IPO, the Company only has one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the fiscal years ended December 31, 2020 and December 28, 2019.

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

	As of
	December 31, 2020	December 28, 2019
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	2,261,234	1,952,300
Employee stock purchase plan	14,951	—
	2,340,625	2,016,740

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables.  The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently assessing the date of adoption and the impact of the adoption of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the date of adoption and the impact of the adoption of this guidance on its consolidated financial statements.

3.	Marketable Securities and Fair Value Measurements

Marketable securities by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$74,066	$10	$(3)	$74,073
U.S. government agency bonds (due within one year)	26,984	4	—	26,988
	$101,050	$14	$(3)	$101,061

	December 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$23,318	$17	$—	$23,335
U.S. government agency bonds (due within one year)	37,224	39	(2)	37,261
	$60,542	$56	$(2)	$60,596

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,829	$—	$—	$13,829
Marketable securities:
U.S. Treasury securities	—	74,073	—	74,073
U.S. government agency bonds	—	26,988	—	26,988
	$13,829	$101,061	$—	$114,890

	Fair Value Measurements at December 28, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,760	$—	$—	$11,760
Marketable securities:
U.S. Treasury securities	—	23,335	—	23,335
U.S. government agency bonds	—	37,261	—	37,261
	$11,760	$60,596	$—	$72,356

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the fiscal years ended December 31, 2020 and December 28, 2019, there were no transfers between Level 1, Level 2 and Level 3.

4.	Inventory

Inventory consisted of the following (in thousands):

	December 31, 2020	December 28, 2019
Raw materials	$6,770	$4,881
Work-in-process	1,102	903
Finished goods	4,062	5,432
	$11,934	$11,216

During the fiscal years ended December 31, 2020 and December 28, 2019, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $1.2 million and $2.1 million, respectively.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2020	December 28, 2019
Manufacturing equipment	$1,725	$1,408
OCS Consoles loaned to customers	7,196	6,005
Computer equipment and software	1,338	1,273
Laboratory equipment	617	524
Office and trade show equipment	177	177
Leasehold improvements	1,319	1,319
Construction-in-progress	409	433
	12,781	11,139
Less: Accumulated depreciation and amortization	(8,027)	(6,347)
	$4,754	$4,792

During the fiscal years ended December 31, 2020 and December 28, 2019, total depreciation and amortization expense was $1.6 million and $1.2 million, respectively. Of those amounts, $1.3 million and $1.0 million, respectively, was recorded as expense in cost of revenue related to the depreciation of OCS Consoles loaned to customers. The Company retains title to OCS Consoles loaned to customers.

Construction-in-progress recorded as of December 31, 2020 and December 28, 2019 was primarily related to the in-process construction of manufacturing equipment.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 28, 2019
Accrued research, development and clinical trial expenses	$4,426	$3,144
Accrued payroll and related expenses	4,030	3,604
Accrued financing fees	—	120
Accrued professional fees	344	537
Accrued other	1,517	927
	$10,317	$8,332

7.	Long-Term Debt

As of December 31, 2020 and December 28, 2019, long-term debt consisted of the following (in thousands):

	December 31, 2020	December 28, 2019
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(834)	(1,139)
Accrued end-of-term payments	491	285
Long-term debt, net of discount and current portion	$34,657	$34,146

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At its option, the Company may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreases annually. The current prepayment premium is 4.5% and will decrease to zero in June 2021. The Company is also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts are being accreted to interest expense over the term of the Credit Agreement using the effective interest method.

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

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of December 31, 2020, the Company was in compliance with the financial covenants under the Credit Agreement.

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

As of December 31, 2020 and December 28, 2019, the interest rate applicable to borrowings under the Credit Agreement was 9.5% and 10.6%, respectively. During the fiscal years ended December 31, 2020 and December 28, 2019, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.2% and 12.4%, respectively.

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

8.	Convertible Preferred Stock and Warrants

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

Immediately prior to the closing of the IPO on May 6, 2019, all of the outstanding shares of convertible preferred stock of TransMedics were converted into an aggregate of 13,119,424 shares of common stock of TransMedics Group.

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

Immediately prior to the closing of the IPO on May 6, 2019, all of the outstanding preferred stock warrants of TransMedics were converted into warrants to purchase an aggregate of 64,440 shares of which warrants to purchase 50,000 shares of common stock at an exercise price of $8.75 per share expire on November 7, 2022 and warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share have an expiration date of May 6, 2024. Upon conversion, the fair value of the warrant liability at that time was reclassified to common stock. As a result, subsequent to the closing of the Company’s IPO, the Company no longer remeasures the fair value of the warrant liability at each reporting date.

9.	Equity

On May 6, 2019, the Company filed a restated certificate of incorporation in the State of Massachusetts, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 175,000,000 shares, consisting of (i) 25,000,000 shares of preferred stock, no par value per share, and (ii) 150,000,000 shares of common stock, no par value per share. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s boards of directors upon issuance. The shares of preferred stock currently undesignated. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, are entitled to elect two directors of the Company. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors, as described above. Through December 31, 2020, no dividends had been declared or paid.

10.	Stock-Based Compensation

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of December 31, 2020, 2,447,687 shares of common stock were available for issuance under the 2019 Plan.

During the fiscal year ended December 31, 2020, the Company granted options to its employees and a director with service-based vesting for the purchase of an aggregate of 603,336 shares of common stock with a weighted average grant-date fair value of $7.91 per share.

2019 Employee Stock Purchase Plan

On April 15, 2019, TransMedics Group’s board of directors adopted and its sole stockholder approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective that same date. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP as of December 31, 2020. As of December 31, 2020, 22,697 shares have been issued under the 2019 ESPP and 348,445 shares remained available for issuance.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. Prior to the IPO, the Company was a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Fiscal Year Ended
	December 31, 2020	December 28, 2019
Risk-free interest rate	0.91%	2.29%
Expected term (in years)	5.97	6.02
Expected volatility	54%	52%
Expected dividend yield	0%	0%

The following table summarizes the Company’s option activity since December 28, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 28, 2019	1,952,300	$5.31	5.87	$26,415
Granted	603,336	15.69
Exercised	(217,965)	1.04
Forfeited	(65,566)	10.01
Expired	(10,871)	43.96
Outstanding as of December 31, 2020	2,261,234	$8.17	6.22	$26,671
Vested and expected to vest as of December 31, 2020	2,261,234	$8.17	6.22	$26,671
Options exercisable as of December 31, 2020	1,425,910	$4.26	4.73	$22,363

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the fiscal years ended December 31, 2020 and December 28, 2019, was $2.9 million and $2.3 million, respectively.

The weighted average grant-date fair value of stock options granted during the fiscal years ended December 31, 2020 and December 28, 2019 was $7.91 per share and $8.55 per share, respectively.

The Company has not granted to employees any stock-based awards with performance-based vesting conditions.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 28, 2019
Cost of revenue	$27	$17
Research, development and clinical trials expenses	396	104
Selling, general and administrative expenses	1,991	733
	$2,414	$854

As of December 31, 2020, total unrecognized compensation cost related to unvested share-based awards was $5.9 million, which is expected to be recognized over a weighted average period of 2.5 years.

11.	Income Taxes

Tax Provision Components

During the fiscal years ended December 31, 2020 and December 28, 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year in the United States, due to the uncertainty regarding the realizability of these respective deferred tax assets. The Company generated income in the Netherlands for the fiscal years ended December 31, 2020 and December 28, 2019 and, accordingly, recorded a foreign income tax provision of less than $ 0.1 million for each of the fiscal years ended December 31, 2020 and December 28, 2019.

Income Before Taxes

The domestic and foreign components of (loss) profit before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 28, 2019
United States	$(28,803)	$(33,668)
Foreign	87	161
	$(28,716)	$(33,507)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	December 31, 2020	December 28, 2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.7)%	(6.2)%
Federal and state research and development tax credits	(3.6)%	(2.8)%
Nondeductible items	(0.2)%	0.2%
Deferred tax effect of change in state blended rate	7.8%	0.0%
Return to provision	1.7%	0.0%
Other	0.0%	0.9%
Change in deferred tax asset valuation allowance	20.9%	29.0%
Effective income tax rate	(0.1)%	0.1%

Net deferred tax assets consisted of the following (in thousands):

	December 31, 2020	December 28, 2019
Deferred tax assets:
Net operating loss carryforwards	$81,390	$74,206
Capitalized research and development expense	6,136	8,505
Research and development tax credit carryforwards	11,541	10,745
Accrued expenses	1,390	1,309
Stock-based compensation expense	791	243
Deferred rent	79	157
Other	132	—
Total deferred tax assets	101,459	95,165
Deferred tax liabilities:
Other	(218)	(141)
Unrealized gain (loss)	(212)	—
Total deferred tax liabilities	(430)	(141)
Valuation allowance	(101,029)	(95,024)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $322.0 million and $252.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2021 and 2030, respectively. The Company’s federal net operating losses include $108.0 million, which can be carried forward indefinitely. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $7.6 million and $5.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2021 and 2024, respectively. As of December 31, 2020, the Company had no foreign net operating loss carryforwards.

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

As required by Accounting Standard Codification 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $101.0 million has been recorded. During 2020, the Company recorded a net increase to its valuation allowance in the amount of $6.0 million primarily attributable to the current year operating loss and research credit generation for which the Company cannot provide a tax benefit.

The Company had no unrecognized tax benefits or related interest and penalties accrued for the fiscal years ended December 31, 2020 and December 28, 2019. The Company's policy is to record any interest or penalties related to income taxes as part of the income tax provision.

The Company generated research credits for the tax years ending after December 31, 2001, but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2020. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending federal or state tax examinations. The Company has open tax years subject to examination from fiscal year 2017 to present. To the extent that the Company has carryforward attributes, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in the future.

Changes in the valuation allowance for deferred tax assets during the fiscal years ended December 31, 2020 and December 28, 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2020 and 2019, and were as follows (in thousands):

	Fiscal Year Ended
	December 31, 2020	December 28, 2019
Valuation allowance as of beginning of year	$(95,024)	$(85,316)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(6,005)	(9,708)
Valuation allowance as of end of year	$(101,029)	$(95,024)

As of December 31, 2020 and December 28, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations.

12.	Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under two noncancelable operating leases that expire in December 2027. On January 9, 2020, the Company amended each of the lease agreements for its corporate headquarters (the “Amendment”) to lease an additional 39,744 square feet for general office use and an additional 11,735 square feet for operational use (the “Extension Premises”). The Amendment also extended each of the existing lease terms from December 2021 to December 2026, with an option to extend for one additional period of five years. Under the Amendment, the landlord will contribute up to $3.4 million towards the Company’s leasehold improvements. The Amendment provides for annual base rent for the premises of approximately $1.9 million for the first year of the lease. Thereafter, the annual base rent will increase at an average of 2.5% each year until the end of the term. The Company is also obligated to pay the landlord certain costs, taxes, and operating expenses, subject to certain exclusions. On June 2, 2020, the Company further amended each of the lease agreements (the “Second Amendment”). The changes provided by the Second Amendment include (i) extending each of the existing lease terms for an additional year through December 31, 2027, (ii) delaying to October 23, 2020 the commencement of the Company’s occupation of the Extension Premises, and (iii) extending to December 23, 2021 the Company’s ability to utilize the contribution from the landlord toward the Company’s work on improvements of the premises. The Second Amendment provides for annual base rent of approximately $2.0 million for the additional lease year and postponed the Company’s obligation to pay rent for the Extension Premises until October 23, 2020.

The Company’s lease agreements, as amended, include payment escalations, rent holidays and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $1.8 million and $1.2 million in the fiscal years ended December 31, 2020 and December 28, 2019, respectively. Costs incurred by the Company for tenant improvements but not yet reimbursed by the landlord are presented on the accompanying consolidated balance sheets as a tenant receivable within prepaid expenses and other current assets. As of December 31, 2020, the Company did not have a tenant receivable.

Future minimum lease payments under operating leases as of December 31, 2020 are as follows (in thousands):

Year Ending:
December 31, 2021	$1,900
December 31, 2022	1,948
December 31, 2023	1,997
December 31, 2024	2,047
December 31, 2025	2,098
Thereafter	4,354
$14,344

License Agreement with the Department of Veterans Affairs

In 2002, the Company entered into a license agreement with the Department of Veterans Affairs (the “VA”), under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6100082. The Company has been granted an interim patent term extension for this patent until September 23, 2021. The Company has not received final approval of the patent extension beyond the interim patent term extension already granted. The maximum extension granted would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office (“USPTO”) based on input from the FDA. On February 8, 2021, the FDA provided to the USPTO a determined regulatory review period for the OCS Lung. Under the FDA’s analysis, the patent term extension of the ’082 patent would be until November 6, 2021. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

The Company paid the VA royalties of $0.3 million during each of the fiscal years ended December 31, 2020 and December 28, 2019. The Company also accrued VA royalties of $0.1 million as of December 31, 2020.

The VA license agreement can be terminated by the Company or the VA only if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. For the fiscal years ended December 31, 2020 and December 28, 2019, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and December 28, 2019.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty.

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

13.	Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

Net revenue by OCS product is summarized as follows (in thousands):

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net revenue by OCS product:
OCS Lung net revenue	$6,194	$8,664
OCS Heart net revenue	14,196	11,442
OCS Liver net revenue	5,249	3,498
Total net revenue	$25,639	$23,604

Financial data by geographical area is summarized as follows (in thousands):

	Fiscal Year Ended
	December 31,	December 28,
	2020	2019
Net revenue by country (1):
United States	$19,239	$16,253
All other countries	6,400	7,351
Total net revenue	$25,639	$23,604

	December 31, 2020	December 28, 2019
Long-lived assets by country(2):
United States	$4,114	$4,007
All other countries	640	785
Total long-lived assets	$4,754	$4,792

(1)	Net revenue by country is categorized based on the location of the end customer.
(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.
14.	Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President, Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.3 million and $0.2 million in total compensation in the fiscal years ended December 31, 2020 and December 28, 2019, respectively, for her services as an employee.

15.	Selected Quarterly Results of Operations Data (Unaudited)

The selected quarterly statements of operations data have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The Company’s operating results may fluctuate due to a variety of factors. Because the timing of organ transplant procedures is generally unpredictable, the Company has not experienced seasonality in its business from quarter to quarter and does not expect to do so in the foreseeable future. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following table sets forth the selected quarterly statements of operations data for each of the eight most recent fiscal quarters in the period ended December 31, 2020 (in thousands, except per share amounts):

	Fiscal Three Months Ended
	Dec. 31	Sept. 30,	June 30,	March 31,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,
	2020	2020	2020	2020	2019	2019	2019	2019
Net revenue	$7,627	$7,091	$3,391	$7,530	$6,057	$7,205	$5,666	$4,676
Gross profit	4,828	5,038	1,909	4,860	3,741	4,216	3,333	2,573
Loss from operations	(5,896)	(4,610)	(7,861)	(8,017)	(8,694)	(7,242)	(7,705)	(5,962)
Net loss	$(6,311)	$(5,088)	$(8,497)	$(8,852)	$(9,177)	$(8,280)	$(9,195)	$(6,895)
Net loss per share (basic and diluted)	$(0.23)	$(0.19)	$(0.36)	$(0.42)	$(0.43)	$(0.39)	$(0.70)	$(4.86)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages 90 through 119 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

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

4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

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

10.14#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Waleed H. Hassanein, M.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.15#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Tamer I. Khayal, M.D. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.16#

Executive Retention Agreement, dated as of March 23, 2015, by and among the Registrant and Stephen Gordon (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.17

Lease Agreement, dated as of June 25, 2004, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.18

First Amendment to Lease, dated as of September 28, 2004, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.19

Second Amendment to Lease, dated as of November 29, 2005, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.20

Third Amendment to Lease, dated as of June 12, 2006, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.21

Fourth Amendment to Lease, dated as of February 1, 2007, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.22

Fifth Amendment to Lease, dated as of April 30, 2010, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.23

Lease Agreement, dated as of June 25, 2004, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.24

Second Amendment to Lease, dated as of November 29, 2005, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.25

Third Amendment to Lease, dated as of April 30, 2010, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.26

Omnibus Amendment #1 to Lease Agreement, dated January 9, 2020, by and among the Company, Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

10.27

Credit Agreement, dated as of June 22, 2018, by and between the Registrant and OrbiMed Royalty Opportunities II, LP (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.28

Pledge and Security Agreement, dated as of June 22, 2018, by and between the Registrant and OrbiMed Royalty Opportunities II, LP (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.29

Guarantee, dated as of June 22, 2018, made by TransMedics B.V. in favor of OrbiMed Royalty Opportunities II, LP (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.30

Supplement to Guarantee, dated as of May 6, 2019, by TransMedics Group, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 1, 2019)

10.31

Supplement to Pledge and Security Agreement, dated as of May 6, 2019, by TransMedics Group, Inc. in favor of OrbiMed Royalty Opportunities II, LP. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 1, 2019)

10.32

Third Waiver to Credit Agreement, dated as of March 29, 2019, by and among TransMedics, Inc., TransMedics B.V. and Orbimed Royalty Opportunities II, LP (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

10.33+

License Agreement dated as of August 27, 2002 by and between the Registrant and The Department of Veterans Affairs (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.34+

Development and Supply Agreement dated as of May 24, 2005 by and between the Registrant and Fresenius Kabi AB (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.35+

Contract Manufacturing Agreement dated as of April 1, 2015 by and between the Registrant and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.36

Board Observer Agreement dated as of April 5, 2019 by and among the Registrant, Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P., Grant Hollow International, L.P., Riva Capital Partners III, L.P. and Whitecrest Partners, LP (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.37+

Amendment to Executive Retention Agreement, be and between TransMedics, Inc. and Stephen Gordon, dated April 10, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on April 13, 2020).

10.38	Promissory Note, dated April 20, 2020 ((incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on April 24, 2020).

10.39

Second Amendment to Credit Agreement, dated as of April 23, 2020, by and among TransMedics, Inc., TransMedics Croup, Inc., TransMedics, B.V. and Orbimed Royalty Opportunities II, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on April 24, 2020).

10.40

Omnibus Amendment #2 to Lease, dated as of June 1, 2020, by and among the Company and Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38891) filed with the SEC on August 7, 2020).

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

Company Name

Date: March 11, 2021	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Waleed H. Hassanein, M.D.	President, Chief Executive Officer, Director	March 11, 2021
Waleed H. Hassanein

/s/ Stephen Gordon	Chief Financial Officer, Treasurer and Secretary	March 11, 2021
Stephen Gordon

/s/ James R. Tobin	Chairman of the Board of Directors	March 11, 2021
James R. Tobin

/s/ Edward M. Basile	Director	March 11, 2021
Edward M. Basile

/s/ Thomas J. Gunderson	Director	March 11, 2021
Thomas J. Gunderson

/s/ Edwin M. Kania, Jr.	Director	March 11, 2021
Edwin M. Kania, Jr.

/s/ David Weill, M.D.	Director	March 11, 2021
David Weill, M.D.

/s/ Merilee Raines	Director	March 11, 2021
Merilee Raines