Form 10-Q
period 2021-03-31
TransMedics Group, Inc.
filed 2021-05-07
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 27,623,887 shares of common stock, no par value per share, outstanding.

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

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,727	$24,581
Marketable securities	91,386	101,061
Accounts receivable	7,395	6,864
Inventory	11,820	11,934
Prepaid expenses and other current assets	3,215	2,326
Total current assets	140,543	146,766
Property and equipment, net	4,734	4,754
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$145,783	$152,026
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,289	$1,206
Accrued expenses and other current liabilities	9,931	10,317
Deferred revenue	432	263
Current portion of deferred rent	105	93
Total current liabilities	11,757	11,879
Long-term debt, net of discount and current portion	34,787	34,657
Deferred rent, net of current portion	1,564	1,599
Total liabilities	48,108	48,135
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,477,961 shares and 27,175,305 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	503,912	502,217
Accumulated other comprehensive loss	(89)	(95)
Accumulated deficit	(406,148)	(398,231)
Total stockholders' equity	97,675	103,891
Total liabilities and stockholders' equity	$145,783	$152,026

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$7,053	$7,530
Cost of revenue	2,242	2,670
Gross profit	4,811	4,860
Operating expenses:
Research, development and clinical trials	4,532	6,225
Selling, general and administrative	6,786	6,652
Total operating expenses	11,318	12,877
Loss from operations	(6,507)	(8,017)
Other income (expense):
Interest expense	(952)	(1,042)
Other income (expense), net	(454)	217
Total other expense, net	(1,406)	(825)
Loss before income taxes	(7,913)	(8,842)
Provision for income taxes	(4)	(10)
Net loss	$(7,917)	$(8,852)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.42)
Weighted average common shares outstanding, basic and diluted	27,368,090	21,221,385

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(7,917)	$(8,852)
Other comprehensive income:
Foreign currency translation adjustment	(2)	16
Unrealized gains on marketable securities, net of tax of $0	8	213
Total other comprehensive income	6	229
Comprehensive loss	$(7,911)	$(8,623)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2020	27,175,305	$502,217	$(95)	$(398,231)	$103,891
Issuance of common stock upon the exercise of common stock options	287,705	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	14,951	211	—	—	211
Stock-based compensation expense	—	1,112	—	—	1,112
Foreign currency translation adjustment	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	8	—	8
Net loss	—	—	—	(7,917)	(7,917)
Balances at March 31, 2021	27,477,961	$503,912	$(89)	$(406,148)	$97,675

			Accumulated Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 28, 2019	21,184,524	$424,134	$(2)	$(369,483)	$54,649
Issuance of common stock upon the exercise of common stock options	146,793	75	—	—	75
Issuance of common stock in connection with employee stock purchase plan	12,163	197	—	—	197
Stock-based compensation expense	—	385	—	—	385
Foreign currency translation adjustment	—	—	16	—	16
Unrealized gains on marketable securities	—	—	213	—	213
Net loss	—	—	—	(8,852)	(8,852)
Balances at March 31, 2020	21,343,480	$424,791	$227	$(378,335)	$46,683

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,917)	$(8,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	445	371
Stock-based compensation expense	1,112	385
Non-cash interest expense and end of term accretion expense	130	123
Net amortization of premiums on marketable securities	391	1
Unrealized foreign currency transaction losses	484	78
Changes in operating assets and liabilities:
Accounts receivable	(583)	422
Inventory	(381)	(241)
Prepaid expenses and other current assets	(908)	(120)
Accounts payable	(82)	(2,411)
Accrued expenses and other current liabilities	(180)	1,806
Deferred revenue	182	—
Deferred rent	(23)	262
Net cash used in operating activities	(7,330)	(8,176)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(277)
Purchases of marketable securities	(11,708)	(4,168)
Proceeds from sales and maturities of marketable securities	21,000	17,160
Net cash provided by investing activities	9,272	12,715
Cash flows from financing activities:
Payments of public offering costs and other financing costs	—	(120)
Proceeds from issuance of common stock upon exercise of stock options	372	75
Proceeds from issuance of common stock in connection with employee stock purchase plan	211	197
Net cash provided by financing activities	583	152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(379)	(45)
Net increase in cash, cash equivalents and restricted cash	2,146	4,646
Cash, cash equivalents and restricted cash, beginning of period	25,081	20,592
Cash, cash equivalents and restricted cash, end of period	$27,227	$25,238
Supplemental disclosure of non-cash investing and financing activities:
Transfers of inventory to property and equipment	$429	$78
Purchases of property and equipment included in accounts payable and accrued expenses	$7	$112
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$26,727	$24,738
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$27,227	$25,238

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $7.9 million for the three months ended March 31, 2021 and $28.7 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $406.1 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $118.1 million as of March 31, 2021 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

While the COVID-19 pandemic did not significantly impact the Company’s business or results of operations during the three months ended March 31, 2020, OCS product sales have been negatively impacted by the COVID-19 pandemic since the second quarter of 2020 and the Company anticipates a negative impact to OCS product sales in 2021. The extent of the future impact on the Company’s operations and financial condition will depend on the length and severity of the pandemic, its consequences, the effects of any variants as new strains evolve and containment and vaccination efforts. While the FDA approved emergency use authorization of vaccines in December 2020, it is expected to take several months for widespread vaccinations to occur and it is not yet fully known how vaccination efforts will impact the COVID-19 pandemic.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended in the same periods have been made. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the three months ended March 31, 2021, two customers accounted for 12% each of net revenue. For the three months ended March 31, 2020, one customer accounted for 17% of net revenue. As of March 31, 2021, two customers accounted for 23% and 16% of accounts receivable, respectively. As of December 31, 2020, one customer accounted for 30% of accounts receivable.

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

When the Company’s customer arrangements have multiple-performance obligations that contain a loan of an OCS Console for the customer’s use at its customer site as well as OCS disposable sets that are delivered simultaneously, the Company allocates the arrangement consideration between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant. In determining SSP, the Company maximizes observable inputs and considers a number of data points, including: (1) the pricing of standalone sales (in instances where available), (2) the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis, (3) contractually stated prices for deliverables that are intended to be sold on a standalone basis, and (4) other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

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

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded the reimbursable clinical costs as a reduction of revenue of $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, as operating expenses.

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

Revenue from reimbursements of out-of-pocket expenses, including travel, lodging, and meals, is accounted for as variable consideration and was insignificant during each of the three months ended March 31, 2021 and 2020.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of March 31, 2021 and December 31, 2020.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of March 31, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $0.9 million and are expected to be completed within the next year.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross revenue from sales to customers	$7,637	$8,243
Less: clinical trial payments reducing revenue	584	713
Total net revenue	$7,053	$7,530

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue by OCS product:
OCS Lung net revenue	$2,430	$2,008
OCS Heart net revenue	4,181	4,131
OCS Liver net revenue	442	1,391
Total net revenue	$7,053	$7,530

	Three Months Ended March 31,
	2021	2020
Net revenue by country(1):
United States	$5,757	$5,208
United Kingdom	472	1,112
All other countries	824	1,210
Total net revenue	$7,053	$7,530

(1)	Net revenue by country is categorized based on the location of the end customer.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three months ended and March 31, 2021 and 2020.

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

	As of March 31,
	2021	2020
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	2,764,876	2,178,215
Employee stock purchase plan	5,882	10,871
	2,835,198	2,253,526

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance has been effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those years. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within years beginning after December 15, 2021. In June 2020, the FASB issued ASU No. 2020-05, which grants a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within years beginning after December 15, 2022. The Company is currently planning to adopt this guidance on January 1, 2022 in accordance with the nonpublic company requirements and is evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables.  The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those years. For nonpublic entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be allowed. The Company is currently assessing the date of adoption and the impact of the adoption of this guidance on its consolidated financial statements.

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

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$68,488	$15	$—	$68,503
U.S. government agency bonds (due within one year)	22,879	4	—	22,883
	$91,367	$19	$—	$91,386
	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$74,066	$10	$(3)	$74,073
U.S. government agency bonds (due within one year)	26,984	4	—	26,988
	$101,050	$14	$(3)	$101,061

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$16,939	$—	$—	$16,939
Marketable securities:
U.S. Treasury securities	—	68,503	—	68,503
U.S. government agency bonds	—	22,883	—	22,883
	$16,939	$91,386	$—	$108,325

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,829	$—	$—	$13,829
Marketable securities:
U.S. Treasury securities	—	74,073	—	74,073
U.S. government agency bonds	—	26,988	—	26,988
	$13,829	$101,061	$—	$114,890

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2, and Level 3.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$6,142	$6,770
Work-in-process	1,582	1,102
Finished goods	4,096	4,062
	$11,820	$11,934

During the three months ended March 31, 2021 and 2020, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $0.4 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research, development and clinical trials expenses	$4,677	$4,426
Accrued payroll and related expenses	3,325	4,030
Accrued professional fees	293	344
Accrued other	1,636	1,517
	$9,931	$10,317

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(756)	(834)
Accrued end-of-term payment	543	491
Long-term debt, net of discount and current portion	$34,787	$34,657

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

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of March 31, 2021, the Company was in compliance with the financial covenants under the Credit Agreement.

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

As of March 31, 2021, the interest rate applicable to borrowings under the Credit Agreement was 9.5%. During the three months ended March 31, 2021, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.2%.

8. Equity

Preferred Stock

As of March 31, 2021, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated.

Common Stock

As of March 31, 2021, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s shareholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2021, no dividends had been declared or paid.

Warrants

As  of March 31, 2021, the Company has outstanding warrants to purchase 50,000 shares of common stock at an exercise price of $8.75 per share with an expiration date of November 7, 2022 and warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024.

9. Stock-Based Compensation

2019 Stock Incentive Plan and Option Grants

The Company’s 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Plan was 3,428,571 shares, plus the number of shares underlying awards under the previously outstanding 2014 Stock Incentive Plan (the “2014 Plan”), not to exceed 1,595,189 shares, that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant. Since the effectiveness of the Company’s 2019 Plan in April 2019, no future awards will be made under the 2014 Plan.

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of March 31, 2021, 1,656,055 shares of common stock were available for issuance under the 2019 Plan.

During the three months ended March 31, 2021, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 793,975 shares of common stock with a weighted average grant-date fair value of $20.47 per share.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of common stock of TransMedics Group are reserved for issuance under the 2019 ESPP. During the three months ended March 31, 2021, 14,951 shares of common stock were issued under the 2019 ESPP and as of March 31, 2021, 333,494 shares of common stock remained available for issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$13	$4
Research, development and clinical trials expenses	197	54
Selling, general and administrative expenses	902	327
	$1,112	$385

As of March 31, 2021, total unrecognized compensation cost related to unvested share-based awards was $21.1 million, which is expected to be recognized over a weighted average period of 3.1 years.

10. Commitments and Contingencies

Operating Leases

The Company leases its office, laboratory and manufacturing space under two noncancelable operating leases, as amended, that expire in December 2027. Annual base rent for the premises is approximately $1.9 million for the period commencing on December 23, 2020 and ending December 22, 2021 and will increase at an average of 2.5% each year until the end of the term. The Company is also obligated to pay the landlord certain costs, taxes, and operating expenses, subject to certain exclusions.

The Company’s lease agreements, as amended, include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.5 million in each of the three months ended March 31, 2021 and 2020. Under the amended operating leases, the landlord will contribute up to $3.4 million towards the Company’s leasehold improvements. Costs incurred by the Company for tenant improvements but not yet reimbursed by the landlord are presented on the accompanying consolidated balance sheets as a tenant receivable within prepaid expenses and other current assets. As of March 31, 2021, the Company did not have a tenant receivable.

Future minimum lease payments under operating leases as of March 31, 2021 are as follows (in thousands):

Year Ending:
December 31, 2021 (remaining 9 months)	$1,426
December 31, 2022	1,948
December 31, 2023	1,997
December 31, 2024	2,047
December 31, 2025	2,098
Thereafter	4,353
$13,869

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of March 31, 2021 and December 31, 2020, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 and December 31, 2020.

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

11. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2 for disaggregated net revenue by geographical area). Long-lived assets by geographical area are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Long-lived assets by country(2):
United States	$4,025	$4,114
All other countries	709	640
Total long-lived assets	$4,734	$4,754

(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein $0.1 million and less than $0.1 million in total compensation for the three months ended March 31, 2021 and 2020, respectively, for her services as an employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021 (“2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our initial public offering, or IPO, the sale of our common stock in equity offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $7.1 million and incurred a net loss of $7.9 million for the three months ended March 31, 2021. We generated net revenue of $25.6 million and incurred a net loss of $28.7 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $406.1 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

We believe that our cash and cash equivalents and marketable securities will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

COVID-19

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business as a result of COVID-19 include the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; delays of reviews and approvals by the FDA and other health authorities; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which has a negative impact on our revenue and clinical trial activities. Our sales and clinical adoption team has been and may continue to be restricted in visiting many transplant centers in person. Customer delays or reductions in capital expenditures and operating budgets also have a negative impact on our product sales. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals, including with respect to our OCS Heart PMA application, and may affect other potential PMA applications.  For example, although the FDA had scheduled an advisory committee of experts from outside the FDA to review and evaluate our OCS Heart PMA application in the second quarter of 2020, due to the COVID-19 pandemic the advisory committee meeting was postponed to October 2020 and was further postponed before convening on April 6, 2021.

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

Recent Developments

On April 6, 2021, the FDA’s Circulatory Systems Devices Panel of the Medical Devices Advisory Committee convened for an advisory committee meeting to review our clinical evidence from the OCS Heart EXPAND Trial, the associated Continued Access Protocol results, as well as the clinical evidence from our OCS Heart PROCEED II Trial and to provide the FDA with non-binding recommendations with respect to our OCS Heart PMA application. At the advisory committee meeting, the panel voted: 12 to five, with one abstaining, that the benefits of the OCS Heart outweigh its risks; 10 to six, with two abstaining, that there is reasonable assurance that the OCS Heart is effective; and nine to seven, with two abstaining, that there is reasonable assurance of the OCS Heart’s safety. We anticipate FDA will issue a decision regarding whether to approve or deny approval of the PMA application within three to four months following the advisory committee meeting, which decision may or may not follow the advisory committee’s recommendation.

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

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

In March 2018, we received our first FDA PMA for the OCS Lung, and we began commercial sales of this product in the United States during the fourth quarter of 2018. In May 2019, we received our second FDA PMA for the OCS Lung for additional clinical indications. Therefore, our net revenue in the United States for the OCS Lung is now derived from commercial sales and consists of sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles.

In the United States, we expect to continue to only have clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMA for those products. Our net revenue in the United States for OCS Heart and OCS Liver products fluctuates from period to period as a result of the timing of patient enrollment in our clinical trials. Historically, our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolling. Our OCS Heart EXPAND Trial began patient enrollment in September 2015 and completed patient enrollment in March 2018. Our OCS Liver PROTECT trial began enrollment in January 2016 and completed enrollment in October 2019. Our OCS Heart EXPAND CAP trial began patient enrollment in May 2019 and is currently enrolling patients. Our OCS Heart DCD trial began patient enrollment in December 2019 and has completed enrolling patients. Our OCS Heart DCD CAP trial began patient enrollment in December 2020 and is currently enrolling patients. Our OCS Liver PROTECT CAP trial began patient enrollment in February 2020 and has completed initial enrollment; however, we have applied to the FDA to enroll additional patients in this trial. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through March 31, 2021, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net revenue	$7,053	$7,530	$(477)
Cost of revenue	2,242	2,670	(428)
Gross profit	4,811	4,860	(49)
Operating expenses:
Research, development and clinical trials	4,532	6,225	(1,693)
Selling, general and administrative	6,786	6,652	134
Total operating expenses	11,318	12,877	(1,559)
Loss from operations	(6,507)	(8,017)	1,510
Other income (expense):
Interest expense	(952)	(1,042)	90
Other income (expense), net	(454)	217	(671)
Total other expense, net	(1,406)	(825)	(581)
Loss before income taxes	(7,913)	(8,842)	929
Provision for income taxes	(4)	(10)	6
Net loss	$(7,917)	$(8,852)	$935

Net Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net revenue by geography:
United States	$5,757	$5,208	$549
Outside the U.S.	1,296	2,322	(1,026)
Total net revenue	$7,053	$7,530	$(477)
Net revenue by OCS product:
OCS Lung net revenue	$2,430	$2,008	$422
OCS Heart net revenue	4,181	4,131	50
OCS Liver net revenue	442	1,391	(949)
Total net revenue	$7,053	$7,530	$(477)

Net revenue from customers in the United States was $5.8 million in the three months ended March 31, 2021 and increased by $0.5 million compared to the three months ended March 31, 2020, primarily due to a $1.5 million increase in OCS Lung product and OCS Heart product sales, partially offset by a $0.9 million decrease in sales of OCS Liver products. Net revenue from sales of OCS Lung products in the United States increased from $1.9 million in the three months ended March 31, 2020 to $2.3 million in the three months ended March 31, 2021. The increase was due primarily to higher sales volume of OCS Lung disposable sets. Net revenue from OCS Heart disposable sets sold to customers for use in our ongoing clinical trials in the United States increased by $1.1 million, while net revenue from OCS Liver disposable sets sold in the United States decreased by $0.9 million. The increase in net revenue from OCS Heart disposable sets is attributed to higher volume of OCS Heart disposable sets sold in the OCS Heart DCD CAP Trial. The lower sales volume of OCS Liver disposable sets was primarily a result of the substantial completion of enrollment of approved patients in our OCS Liver Protect CAP Trial early in the first quarter of 2021.

Net revenue from customers outside the United States was $1.3 million in the three months ended March 31, 2021 compared to $2.3 million in the three months ended March 31, 2020. The decrease in net revenue from customers outside the United States was primarily due to the adverse impact of COVID-19 on transplant procedures in Europe. Net revenue from sales of OCS Lung disposable sets outside the United States was relatively flat and net revenue from OCS Heart disposable sets decreased by $1.0 million from the three months ended March 31, 2020 to the three months ended March 31, 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue decreased by $0.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Gross profit was relatively flat in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Gross margin was 68% and 65% for the three months ended March 31, 2021 and 2020, respectively. Gross margin increased primarily as a result of efficiency in the production process.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,130	$2,148	$(18)
Clinical trials costs	977	1,986	(1,009)
Consulting and third-party testing	312	679	(367)
Laboratory supplies and research materials	410	624	(214)
Other	703	788	(85)
Total research, development and clinical trials expenses	$4,532	$6,225	$(1,693)

Total research, development and clinical trials expenses decreased by $1.7 million from $6.2 million in the three months ended March 31, 2020 to $4.5 million in the three months ended March 31, 2021. Clinical trial costs decreased by $1.0 million due to a reduction in ongoing trial enrollment activity primarily related to the OCS Heart DCD CAP Trial. Consulting and third-party testing and laboratory supplies and research materials costs decreased by $0.4 million and $0.2 million, respectively, due primarily to decreased activities as a result of the continued impact of the COVID-19 pandemic.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$3,838	$3,072	$766
Professional and consultant fees	1,402	1,612	(210)
Tradeshows and conferences	188	487	(299)
Other	1,358	1,481	(123)
Total selling, general and administrative expenses	$6,786	$6,652	$134

Total selling, general and administrative expenses increased by $0.1 million from $6.7 million in the three months ended March 31, 2020 to $6.8 million in the three months ended March 31, 2021 due to an increase in personnel related costs, partially offset by decreases in professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased from the continued expansion of our commercial team to support commercial sales of our OCS Lung product in the United States. Stock-based compensation expense also increased by $0.6 million due primarily to additional grants to new and existing employees. The decrease in professional and consultant fees, tradeshows and conferences and other expenses was due to overall reduced travel, tradeshow and conference activity as a result of the COVID-19 pandemic.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million for each of the three months ended March 31, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2021 and 2020 included interest income of less than $0.1 million and $0.3 million, respectively, resulting from interest earned on invested cash balances, and $0.5 million and $0.1 million, respectively, of realized and unrealized foreign currency transaction losses.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

Since May 2019, we have funded our operations with the proceeds from our 2019 initial public offering of our common stock and our 2020 follow-on public offering. The follow-on public offering was completed on May 26, 2020 and resulted in net proceeds of $75.1 million.

As of March 31, 2021, we had cash, cash equivalents, and marketable securities of $118.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(7,330)	$(8,176)
Cash provided by investing activities	9,272	12,715
Cash provided by financing activities	583	152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(379)	(45)
Net increase in cash, cash equivalents and restricted cash	$2,146	$4,646

Operating Activities

During the three months ended March 31, 2021, operating activities used $7.3 million of cash, primarily resulting from our net loss of $7.9 million and net cash used by changes in our operating assets and liabilities of $2.0 million, partially offset by net non-cash charges of $2.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $0.9 million increase in prepaid expenses and other current assets, a $0.6 million increase in accounts receivable, a $0.4 million increase in inventory and a $0.3 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.2 million increase in deferred revenue.

During the three months ended March 31, 2020, operating activities used $8.2 million of cash, primarily resulting from our net loss of $8.9 million and net cash used by changes in our operating assets and liabilities of $0.3 million, partially offset by net non-cash charges of $1.0 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $0.2 million increase in inventory and a $0.6 million decrease in accounts payable and accrued expenses and other current liabilities, both partially offset by a $0.4 million decrease in accounts receivable and a $0.3 million increase in deferred rent.

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities of $9.3 million consisted of proceeds from sales and maturities of marketable securities of $21.0 million, partially offset by $11.7 million in purchases of marketable securities.

During the three months ended March 31, 2020, net cash provided by investing activities of $12.7 million consisted of proceeds from sales and maturities of marketable securities of $17.2 million, partially offset by $4.2 million in purchases of marketable securities and $0.3 million in purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities of $0.6 million consisted of proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.2 million and proceeds from the issuance of common stock upon exercise of stock options of $0.4 million.

During the three months ended March 31, 2020, net cash provided by financing activities of $0.2 million consisted of proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.2 million and proceeds from the issuance of common stock upon exercise of stock options of $0.1 million, partially offset by payments of offering costs related to our IPO of $0.1 million.

Long-Term Debt

We have a Credit Agreement with OrbiMed, pursuant to which we borrowed $35.0 million.

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

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of March 31, 2021, we were in compliance with all of the covenants under the Credit Agreement.

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

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2020 Form 10-K.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2020 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments, hold investments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2020 Form 10-K.

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

As of March 31, 2021, we have used approximately $55.1 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

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

Date: May 7, 2021	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)