Form 10-Q
period 2021-06-30
TransMedics Group, Inc.
filed 2021-08-06
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 27,677,048 shares of common stock, no par value per share, outstanding.

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

•	the fluctuation of our financial results from quarter to quarter;
•	our ability to use net operating losses and research and development credit carryforwards;
•	our dependence on the success of the Organ Care System, or OCS;
•	the rate and degree of market acceptance of the OCS;
•	our ability to educate patients, surgeons, transplant centers and private and public payors of benefits offered by the OCS;
•	the impact of the outbreak of the novel strain of coronavirus, or COVID-19, and associated containment, remediation and vaccination efforts;
•	our ability to improve the OCS platform;
•	our dependence on a limited number of customers for a significant portion of our net revenue;
•	the timing of and our ability to obtain and maintain regulatory approvals or clearances for our OCS products;
•	our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•	the timing of and our ability to commercialize and market our OCS products;
•	the performance of our third-party suppliers and manufacturers;
•	the timing or results of clinical trials for the OCS;
•	our manufacturing, sales, marketing and clinical support capabilities and strategy;
•	attacks against our information technology infrastructure;
•	the economic, political and other risks associated with our foreign operations;
•	our ability to attract and retain key personnel;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,314	$24,581
Marketable securities	86,935	101,061
Accounts receivable	6,271	6,864
Inventory	13,007	11,934
Prepaid expenses and other current assets	3,525	2,326
Total current assets	135,052	146,766
Property and equipment, net	4,954	4,754
Restricted cash	500	500
Other long-term assets	6	6
Total assets	$140,512	$152,026
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,389	$1,206
Accrued expenses and other current liabilities	12,100	10,317
Deferred revenue	473	263
Current portion of deferred rent	117	93
Total current liabilities	15,079	11,879
Long-term debt, net of discount and current portion	34,921	34,657
Deferred rent, net of current portion	1,529	1,599
Total liabilities	51,529	48,135
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,647,234 shares and 27,175,305 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	505,933	502,217
Accumulated other comprehensive loss	(134)	(95)
Accumulated deficit	(416,816)	(398,231)
Total stockholders' equity	88,983	103,891
Total liabilities and stockholders' equity	$140,512	$152,026

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$8,171	$3,391	$15,224	$10,921
Cost of revenue	2,582	1,482	4,824	4,152
Gross profit	5,589	1,909	10,400	6,769
Operating expenses:
Research, development and clinical trials	6,295	3,903	10,827	10,128
Selling, general and administrative	9,162	5,867	15,948	12,519
Total operating expenses	15,457	9,770	26,775	22,647
Loss from operations	(9,868)	(7,861)	(16,375)	(15,878)
Other income (expense):
Interest expense	(965)	(1,001)	(1,917)	(2,043)
Other income (expense), net	171	371	(283)	588
Total other expense, net	(794)	(630)	(2,200)	(1,455)
Loss before income taxes	(10,662)	(8,491)	(18,575)	(17,333)
Provision for income taxes	(6)	(6)	(10)	(16)
Net loss	$(10,668)	$(8,497)	$(18,585)	$(17,349)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.36)	$(0.68)	$(0.78)
Weighted average common shares outstanding, basic and diluted	27,620,764	23,330,918	27,495,125	22,259,047

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(10,668)	$(8,497)	$(18,585)	$(17,349)
Other comprehensive income (loss):
Foreign currency translation adjustment	(27)	(42)	(29)	(26)
Unrealized gains (losses) on marketable securities, net of tax of $0	(18)	(149)	(10)	64
Total other comprehensive income (loss)	(45)	(191)	(39)	38
Comprehensive loss	$(10,713)	$(8,688)	$(18,624)	$(17,311)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2020	27,175,305	$502,217	$(95)	$(398,231)	$103,891
Issuance of common stock upon the exercise of common stock options	287,705	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	14,951	211	—	—	211
Stock-based compensation expense	—	1,112	—	—	1,112
Foreign currency translation adjustment	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	8	—	8
Net loss	—	—	—	(7,917)	(7,917)
Balances at March 31, 2021	27,477,961	503,912	(89)	(406,148)	97,675
Issuance of common stock upon the exercise of common stock options	169,273	213	—	—	213
Stock-based compensation expense	—	1,808	—	—	1,808
Foreign currency translation adjustment	—	—	(27)	—	(27)
Unrealized losses on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(10,668)	(10,668)
Balances at June 30, 2021	27,647,234	$505,933	$(134)	$(416,816)	$88,983

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 28, 2019	21,184,524	$424,134	$(2)	$(369,483)	$54,649
Issuance of common stock upon the exercise of common stock options	146,793	75	—	—	75
Issuance of common stock in connection with employee stock purchase plan	12,163	197	—	—	197
Stock-based compensation expense	—	385	—	—	385
Foreign currency translation adjustment	—	—	16	—	16
Unrealized gains on marketable securities	—	—	213	—	213
Net loss	—	—	—	(8,852)	(8,852)
Balances at March 31, 2020	21,343,480	424,791	227	(378,335)	46,683
Issuance of common stock upon the exercise of common stock options	42,882	92	—	—	92
Issuance of common stock in public offering, net of discounts and issuance costs of $628	5,750,000	75,042	—	—	75,042
Stock-based compensation expense	—	631	—	—	631
Foreign currency translation adjustment	—	—	(42)	—	(42)
Unrealized losses on marketable securities	—	—	(149)	—	(149)
Net loss	—	—	—	(8,497)	(8,497)
Balances at June 30, 2020	27,136,362	$500,556	$36	$(386,832)	$113,760

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,585)	$(17,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	896	745
Stock-based compensation expense	2,920	1,016
Non-cash interest expense and end of term accretion expense	264	249
Net amortization of premiums on marketable securities	767	49
Unrealized foreign currency transaction (gains) losses	314	(131)
Changes in operating assets and liabilities:
Accounts receivable	560	2,135
Inventory	(1,894)	(1,409)
Prepaid expenses and other current assets	(1,209)	(324)
Accounts payable	938	(3,827)
Accrued expenses and other current liabilities	1,990	660
Deferred revenue	219	848
Deferred rent	(46)	623
Net cash used in operating activities	(12,866)	(16,715)
Cash flows from investing activities:
Purchases of property and equipment	(273)	(397)
Purchases of marketable securities	(45,461)	(63,637)
Proceeds from sales and maturities of marketable securities	58,810	36,025
Net cash provided by (used in) investing activities	13,076	(28,009)
Cash flows from financing activities:
Payments of public offering costs and other financing costs	—	(339)
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions	—	75,670
Proceeds from issuance of common stock upon exercise of stock options	585	167
Proceeds from issuance of common stock in connection with employee stock purchase plan	211	197
Proceeds from Paycheck Protection Program loan	—	2,249
Repayment of Paycheck Protection Program loan	—	(2,249)
Net cash provided by financing activities	796	75,695
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(273)	89
Net increase in cash, cash equivalents and restricted cash	733	31,060
Cash, cash equivalents and restricted cash, beginning of period	25,081	20,592
Cash, cash equivalents and restricted cash, end of period	$25,814	$51,652
Supplemental disclosure of non-cash investing and financing activities:
Transfers of inventory to property and equipment	$765	$78
Purchases of property and equipment included in accounts payable and accrued expenses	$70	$47
Offering costs included in accounts payable and accrued expenses	$—	$409
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,314	$51,152
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,814	$51,652

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses attributable to the Company of $18.6 million for the six months ended June 30, 2021 and $28.7 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $416.8 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $112.2 million as of June 30, 2021 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to the Company’s business as a result of COVID-19 include: the temporary disruption of transplant procedures at many of the organ transplant centers that purchase OCS products; customer delays or reductions in customer capital expenditures and operating budgets and the related impact on our product sales; disruptions to the Company’s manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of the Company’s clinical trials and studies; delays of reviews and approvals by the Food and Drug Administration (“FDA”) and other health authorities, including with respect to the Company’s OCS Heart Pre-Market Approval (“PMA”) application; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from affected countries and within the United States. In addition, the Company’s sales and clinical adoption team was restricted in visiting many transplant centers in person between April 2020 and September 2020. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which negatively impacts the Company’s revenue and clinical trial activities.

Starting in May 2020, the Company resumed manufacturing and distribution operations to pre-COVID levels. OCS product sales were negatively impacted by the COVID-19 pandemic from the second quarter of 2020 through the second quarter of 2021 and the Company anticipates a negative impact to OCS product sales to continue through 2021. The extent of the future impact on the Company’s operations and financial condition will depend on the length and severity of the pandemic, its consequences, the effects of any variants as new strains evolve and containment and vaccination efforts. While the FDA approved emergency use authorization of vaccines starting in December 2020 and vaccination efforts have been ongoing in the United States, it is not yet fully known how vaccination efforts will impact the COVID-19 pandemic, including with respect to the duration of the efficacy of the vaccines, their effectiveness against the Delta variant or any other variants as new strains of the virus evolve.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

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

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the three months ended June 30, 2021, no customer accounted for 10% or more of net revenue. For the six months ended June 30, 2021, one customer accounted for 10% of net revenue. For the three and six months ended June 30, 2020, one customer accounted for 17% and 11% of net revenue, respectively. As of June 30, 2021, no customer accounted for 10% or more of accounts receivable. As of December 31, 2020, one customer accounted for 30% of accounts receivable.

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

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. Reductions of revenue related to such payments made to customers for reimbursements are recognized when the Company recognizes the revenue for the sale of its OCS disposable sets. The Company recorded reimbursable clinical costs as a reduction of revenue of $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2020, respectively, as presented below in disaggregated revenue.

The Company has also determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) do meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid represents the fair value of the distinct good or service received by the Company. As a result, these payments made to the customers for information related to post-approval studies or standard-of-care protocols are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.7 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively, as operating expenses.

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

Revenue from reimbursements of out-of-pocket expenses, including travel, lodging, and meals, is accounted for as variable consideration and was insignificant during each of the three and six months ended June 30, 2021 and 2020.

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

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of June 30, 2021 and December 31, 2020.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of June 30, 2021, the Company’s wholly- or partially-unsatisfied performance obligations totaled $1.3 million and are expected to be completed within the next year.

Disaggregated Revenue

In determining total net revenue under the revenue recognition guidance applicable to both periods presented, the Company reduces revenue by the amount of certain payments made to customers (see “Payments Made to Customers” above). The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross revenue from sales to customers	$8,667	$3,923	$16,304	$12,166
Less: clinical trial payments reducing revenue	496	532	1,080	1,245
Total net revenue	$8,171	$3,391	$15,224	$10,921

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue by OCS product:
OCS Lung net revenue	$3,572	$435	$6,002	$2,443
OCS Heart net revenue	4,599	2,220	8,780	6,351
OCS Liver net revenue	—	736	442	2,127
Total net revenue	$8,171	$3,391	$15,224	$10,921

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue by country(1):
United States	$5,758	$2,440	$11,515	$7,648
United Kingdom	1,099	355	1,571	1,467
All other countries	1,314	596	2,138	1,806
Total net revenue	$8,171	$3,391	$15,224	$10,921

(1)	Net revenue by country is categorized based on the location of the end customer.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and six months ended June 30, 2021 and 2020.

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

	As of June 30,
	2021	2020
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	2,708,303	2,253,691
Employee stock purchase plan	12,898	10,534
	2,785,641	2,328,665

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. Since the Company’s common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, the Company will cease to qualify as an emerging growth company as of December 31, 2021 and will instead be a “large accelerated filer”. As a result, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which requires that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance has been effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those years. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within years beginning after December 15, 2021. In June 2020, the FASB issued ASU No. 2020-05, which grants a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within years beginning after December 15, 2022. Since the Company will cease to be an emerging growth company as of December 31, 2021, the Company is required to adopt the standard during the fourth quarter of 2021. The Company plans to adopt ASU 2016-02 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. The Company is currently assessing the impact of adoption of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables.  The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those years. For nonpublic entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those years. Early application continues to be allowed. Since the Company will cease to be an emerging growth company as of December 31, 2021, the Company is required to adopt the standard during the fourth quarter of 2021. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. Since the Company will cease to be an emerging growth company as of December 31, 2021, the Company is required to adopt the standard during the fourth quarter of 2021. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$76,931	$6	$(6)	$76,931
U.S. government agency bonds (due within one year)	10,003	1	—	10,004
	$86,934	$7	$(6)	$86,935

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$74,066	$10	$(3)	$74,073
U.S. government agency bonds (due within one year)	26,984	4	—	26,988
	$101,050	$14	$(3)	$101,061

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,498	$—	$—	$15,498
Marketable securities:
U.S. Treasury securities	—	76,931	—	76,931
U.S. government agency bonds	—	10,004	—	10,004
	$15,498	$86,935	$—	$102,433

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,829	$—	$—	$13,829
Marketable securities:
U.S. Treasury securities	—	74,073	—	74,073
U.S. government agency bonds	—	26,988	—	26,988
	$13,829	$101,061	$—	$114,890

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2, and Level 3.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$6,577	$6,770
Work-in-process	1,322	1,102
Finished goods	5,108	4,062
	$13,007	$11,934

During the six months ended June 30, 2021 and 2020, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $0.8 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research, development and clinical trials expenses	$5,676	$4,426
Accrued payroll and related expenses	3,692	4,030
Accrued professional fees	1,184	344
Accrued other	1,548	1,517
	$12,100	$10,317

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(675)	(834)
Accrued end-of-term payment	596	491
Long-term debt, net of discount and current portion	$34,921	$34,657

Borrowings under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At its option, the Company may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreased to zero in June 2021. The Company is also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts are being accreted to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of June 30, 2021, the Company was in compliance with the financial covenants under the Credit Agreement.

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

As of June 30, 2021, the interest rate applicable to borrowings under the Credit Agreement was 9.5%. During the six months ended June 30, 2021, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.22%.

8. Equity

Preferred Stock

As of June 30, 2021, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated.

Common Stock

As of June 30, 2021, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s shareholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2021, no dividends had been declared or paid.

Warrants

As  of June 30, 2021, the Company has outstanding warrants to purchase 50,000 shares of common stock at an exercise price of $8.75 per share with an expiration date of November 7, 2022 and warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of June 30, 2021, 1,543,355 shares of common stock were available for issuance under the 2019 Plan.

During the six months ended June 30, 2021, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 910,675 shares of common stock with a weighted average grant-date fair value of $19.65 per share.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock are reserved for issuance under the 2019 ESPP. During the six months ended June 30, 2021, 14,951 shares of common stock were issued under the 2019 ESPP and as of June 30, 2021, 333,494 shares of common stock remained available for issuance.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$19	$8	$32	$12
Research, development and clinical trials expenses	320	129	517	183
Selling, general and administrative expenses	1,469	494	2,371	821
	$1,808	$631	$2,920	$1,016

As of June 30, 2021, total unrecognized compensation cost related to unvested share-based awards was $20.9 million, which is expected to be recognized over a weighted average period of 3.0 years.

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

The Company’s lease agreements, as amended, include payment escalations, rent holidays, and other lease incentives, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the respective lease terms, recording deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.4 million and $0.5 million in the three months ended June 30, 2021 and 2020, respectively. The Company recorded rent expense of $0.9 million and $1.0 million in the six months ended June 30, 2021 and 2020, respectively. Under the amended operating leases, the landlord will contribute up to $3.4 million towards the Company’s leasehold improvements. Costs incurred by the Company for tenant improvements but not yet reimbursed by the landlord are presented on the accompanying consolidated balance sheets as a tenant receivable within prepaid expenses and other current assets. As of June 30, 2021, the Company did not have a tenant receivable.

Future minimum lease payments under operating leases as of June 30, 2021 are as follows (in thousands):

Year Ending:
December 31, 2021 (remaining 6 months)	$951
December 31, 2022	1,948
December 31, 2023	1,997
December 31, 2024	2,047
December 31, 2025	2,098
Thereafter	4,353
$13,394

License Agreement with the Department of Veterans Affairs

In 2002, the Company entered into a license agreement with the Department of Veterans Affairs (the “VA”), under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6100082. The Company has been granted an interim patent term extension for this patent until September 23, 2021. The Company has not received final approval of the patent extension beyond the interim patent term extension already granted. The maximum extension requested would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office (“USPTO”) based on input from the FDA.  On February 8, 2021, the FDA provided to the USPTO a determined regulatory review period for the OCS Lung. Under the FDA’s analysis, the patent term extension of the ’082 patent would be until November 6, 2021. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of June 30, 2021 and December 31, 2020, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021 and December 31, 2020.

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

11. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2 for disaggregated net revenue by geographical area). Long-lived assets by geographical area are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Long-lived assets by country(2):
United States	$4,238	$4,114
All other countries	716	640
Total long-lived assets	$4,954	$4,754

(2)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein $0.1 million and $0.2 million in total compensation for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million in total compensation for the three and six months ended June 30, 2020, respectively for her services as an employee.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. We have commercialized the OCS Lung and OCS Heart outside of the United States and received our first Pre-Market Approval (“PMA”) from the Food and Drug Administration (the “FDA”) in March 2018 for the use in the United States of the OCS Lung for donor lungs currently utilized for transplantation and a PMA from the FDA in May 2019 for the use in the United States of the OCS Lung for donor lungs currently unutilized for transplantation.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our initial public offering, or IPO, the sale of our common stock in follow-on equity offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $15.2 million and incurred a net loss of $18.6 million for the six months ended June 30, 2021. We generated net revenue of $25.6 million and incurred a net loss of $28.7 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $416.8 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our sales and clinical adoption team, which will pursue increasing commercial sales and clinical adoption of our OCS products; scaling our manufacturing operations; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

COVID-19

The impact of the COVID-19 pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Impacts to our business as a result of COVID-19 include: the temporary disruption of transplant procedures at many of the organ transplant centers who purchase OCS products; customer delays or reductions in customer capital expenditures and operating budgets and the related impact on our product sales; disruptions to our manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; restrictions on or delays of our clinical trials and studies; delays of reviews and approvals by the FDA and other health authorities, including with respect to the Company’s OCS Heart PMA application; limitations on our employees’ and customers’ ability to travel; and delays in product installations, trainings or shipments to and from affected countries and within the United States. In addition, our sales and clinical adoption team was restricted in visiting many transplant centers in person between April 2020 and September 2020. In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which has a negative impact on our revenue and clinical trial activities.

In April 2020, we announced several steps to respond to the COVID-19 pandemic intended to protect the health and safety of our employees, to establish a process to support the continuous supply of our OCS products at transplant centers globally and to maintain financial flexibility.  These actions included transitioning most employees to a remote work environment, except for those who are deemed essential to product supply, and reducing near-term expenses, such as reducing non-essential discretionary expenses and deferring a portion of executive and employee compensation from April 2020 through August 31, 2020.

OCS product sales were negatively impacted by the COVID-19 pandemic from the second quarter of 2020 through the second quarter of 2021 and we anticipate a negative impact to OCS product sales to continue through 2021. We have observed recovery in the overall frequency of transplant procedures to pre-pandemic levels in most countries during the most recent quarter. In addition, while the number of transplant procedures performed declined during the COVID-19 pandemic, organ transplantations are non-elective, life-saving procedures and we believe that the need for these procedures has persisted and will continue to persist as demonstrated by procedure recovery.

We continue to monitor developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects.  The extent of the future impact on our operations and financial condition is difficult to predict and will depend on the length and severity of the pandemic, its consequences, and containment and vaccination efforts. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude, duration and frequency of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. While the FDA approved emergency use authorization of vaccines starting in December 2020 and vaccination efforts have been ongoing in the United States, it is not yet fully known how vaccination efforts will impact the COVID-19 pandemic, including with respect to the duration of the efficacy of the vaccines, their effectiveness against the Delta variant or any other variants as new strains of the virus evolve.

.

Recent Developments

On July 14, 2021, the FDA’s Gastroenterology and Urology Devices Panel of the Medical Devices Advisory Committee convened for an advisory committee meeting to review our clinical evidence from the OCS Liver PROTECT Trial and to provide the FDA with non-binding recommendations with respect to our OCS Liver PMA application. At the advisory committee meeting, the panel voted: 14 to zero that the OCS Liver is safe for patients; 14 to zero that the OCS Liver is effective for use in patients; and 12 to one (with one panel member abstaining) that the benefits of the OCS Liver outweigh its risks. We anticipate the FDA will issue a decision regarding whether to approve or deny approval of our OCS Liver PMA application within three to four months following the advisory committee meeting, which decision may or may not follow the advisory committee’s recommendation.

On July 30, 2021, the FDA provided a 510(k) clearance for use of the OCS Lung Solution in lung transplantations using cold storage.

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

Under some of our customer clinical trial agreements, we make payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments do not provide us with a separately identifiable benefit, we record such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2020.

In March 2018, we received our first FDA PMA for the OCS Lung, and we began commercial sales of this product in the United States during the fourth quarter of 2018. In May 2019, we received an FDA PMA for the OCS Lung for additional clinical indications. Therefore, our net revenue in the United States for the OCS Lung is now derived from commercial sales and consists of sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles.

In the United States, we expect to continue to only have clinical trial sales for our OCS Heart and OCS Liver products until we receive similar FDA PMAs for those products. Our net revenue in the United States for OCS Heart and OCS Liver products fluctuates from period to period as a result of the timing of patient enrollment in our clinical trials. Historically, our net revenue during periods of patient enrollment has been higher due to the sale of OCS disposable sets for use during these clinical trials, as compared to periods during which our clinical trials were not actively enrolling.  Our OCS Heart EXPAND CAP trial began patient enrollment in May 2019 and is currently enrolling patients. Our OCS Liver PROTECT CAP trial began patient enrollment in February 2020 and completed initial enrollment in the first quarter of 2021. Our net revenue may continue to fluctuate from period to period as a result of the timing of ongoing clinical trials in which our OCS products are used.

Through June 30, 2021, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials) and our net revenue has been generated primarily from sales of OCS disposable sets and, to a much lesser extent, sales of OCS Consoles. Commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets.

We expect that our net revenue will increase over the long term as a result of receiving our first two FDA PMAs for the OCS Lung in the United States in March 2018 and May 2019 and any potential future FDA approvals in the United States for OCS Heart and OCS Liver. We expect to receive decisions from the FDA regarding whether to approve the PMA for the use of the OCS Heart and OCS Liver in the United States in 2021 following the advisory committee meetings held on April 6, 2021 and July 14, 2021, respectively. We also expect that our net revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, in all served geographies, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs. We expect that net revenue will continue to be negatively impacted in 2021 a result of the COVID-19 pandemic.

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

Gross profit is the amount by which our net revenue exceeds our cost of revenue in each reporting period. We calculate gross margin as gross profit divided by net revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing overhead costs, headcount, the selling price of our OCS products and fluctuations in amounts paid by us to customers related to reimbursements of their clinical trial expenses.

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

We expense research, development and clinical trials costs as incurred. In the future, we expect that research, development and clinical trials expenses will increase over the long term due to ongoing product development and approval efforts. We expect to continue to perform activities related to obtaining additional regulatory approvals for expanded indications in the United States and other served geographies, as well as developing the next generation of our OCS technology platform.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net revenue	$8,171	$3,391	$4,780
Cost of revenue	2,582	1,482	1,100
Gross profit	5,589	1,909	3,680
Operating expenses:
Research, development and clinical trials	6,295	3,903	2,392
Selling, general and administrative	9,162	5,867	3,295
Total operating expenses	15,457	9,770	5,687
Loss from operations	(9,868)	(7,861)	(2,007)
Other income (expense):
Interest expense	(965)	(1,001)	36
Other income (expense), net	171	371	(200)
Total other expense, net	(794)	(630)	(164)
Loss before income taxes	(10,662)	(8,491)	(2,171)
Provision for income taxes	(6)	(6)	—
Net loss	$(10,668)	$(8,497)	$(2,171)

Net Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net revenue by geography:
United States	$5,758	$2,440	$3,318
Outside the U.S.	2,413	951	1,462
Total net revenue	$8,171	$3,391	$4,780
Net revenue by OCS product:
OCS Lung net revenue	$3,572	$435	$3,137
OCS Heart net revenue	4,599	2,220	2,379
OCS Liver net revenue	—	736	(736)
Total net revenue	$8,171	$3,391	$4,780

Net revenue from customers in the United States was $5.8 million in the three months ended June 30, 2021 and increased by $3.3 million compared to the three months ended June 30, 2020, primarily due to higher sales volumes of our OCS Lung and OCS Heart disposable sets. Net revenue from sales of OCS Lung disposable sets in the United States increased from $0.4 million in the three months ended June 30, 2020 to $3.5 million in the three months ended June 30, 2021. The increase was due primarily to higher sales volume of OCS Lung disposable sets as the adverse impact of COVID-19 had less of an impact in the 2021 period. Net revenue from OCS Heart disposable sets in the United States increased by $1.0 million. The increase in net revenue from OCS Heart disposable sets is attributed to a higher volume of OCS Heart disposable sets sold to customers for use in the OCS Heart DCD CAP Trial in the United States. We did not have revenue from OCS Liver disposable sets during the three months ended June 30, 2021 as we had completed enrollment in our OCS Liver Protect CAP Trial in the first quarter of 2021.

Net revenue from customers outside the United States was $2.4 million in the three months ended June 30, 2021 compared to $1.0 million in the three months ended June 30, 2020. The increase in net revenue from customers outside the United States was primarily due to higher sales volumes of OCS Heart and OCS Lung disposable sets. Net revenue from sales of OCS Lung disposable sets outside the United States increased by $0.1 million from the three months ended June 30, 2020 to the three months ended June 30, 2021. Net revenue from sales of OCS Heart disposable sets outside of the United States increased by $1.4 million from the three months ended June 30, 2020 to the three months ended June 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $1.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Gross profit increased by $3.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Gross margin was 68% and 56% for the three months ended June 30, 2021 and 2020, respectively. Gross margin increased primarily as a result of higher margin OCS disposable sets sold and improvements in the efficiency of the production process.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,086	$2,036	$50
Clinical trials costs	1,071	728	343
Consulting and third-party testing	1,059	259	800
Laboratory supplies and research materials	1,088	221	867
Other	991	659	332
Total research, development and clinical trials expenses	$6,295	$3,903	$2,392

Total research, development and clinical trials expenses increased by $2.4 million from $3.9 million in the three months ended June 30, 2020 to $6.3 million in the three months ended June 30, 2021. Clinical trial costs increased by $0.3 million due to an increase in ongoing trial enrollment activity primarily related to the OCS Heart DCD CAP Trial. Consulting and third-party testing increased by $0.8 million due to increased regulatory activity, including costs related to preparation for both the OCS Heart FDA advisory committee panel in April and the OCS Liver FDA advisory committee panel in July. The increase in laboratory supplies and research materials costs of $0.9 million and other costs of $0.3 million is due primarily to increased research activities, product development and other activities as restrictions implemented in response to the COVID-19 pandemic were eased.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,934	$3,057	$1,877
Professional and consultant fees	1,868	1,586	282
Tradeshows and conferences	617	—	617
Other	1,743	1,224	519
Total selling, general and administrative expenses	$9,162	$5,867	$3,295

Total selling, general and administrative expenses increased by $3.3 million from $5.9 million in the three months ended June 30, 2020 to $9.2 million in the three months ended June 30, 2021 due to an increase in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased primarily due to the continued expansion of our commercial team to support commercial sales of our OCS Lung product in the United States. Stock-based compensation expense also increased by $1.0 million due primarily to additional grants to new and existing employees and an increase in the respective grant date fair values due to the increased market price of our stock. The increase in professional and consultant fees, trade shows and conferences and other costs is a result of an increase in activities as restrictions implemented in response to the COVID-19 pandemic were eased.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million for each of the three months ended June 30, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2021 and 2020 included interest income of less than $0.1 million and $0.2 million, respectively, resulting from interest earned on invested cash balances, and $0.1 million and $0.2 million of realized and unrealized foreign currency transaction gains, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net revenue	$15,224	$10,921	$4,303
Cost of revenue	4,824	4,152	672
Gross profit	10,400	6,769	3,631
Operating expenses:
Research, development and clinical trials	10,827	10,128	699
Selling, general and administrative	15,948	12,519	3,429
Total operating expenses	26,775	22,647	4,128
Loss from operations	(16,375)	(15,878)	(497)
Other income (expense):
Interest expense	(1,917)	(2,043)	126
Other income (expense), net	(283)	588	(871)
Total other expense, net	(2,200)	(1,455)	(745)
Loss before income taxes	(18,575)	(17,333)	(1,242)
Provision for income taxes	(10)	(16)	6
Net loss	$(18,585)	$(17,349)	$(1,236)

Net Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net revenue by geography:
United States	$11,515	$7,648	$3,867
Outside the U.S.	3,709	3,273	436
Total net revenue	$15,224	$10,921	$4,303
Net revenue by OCS product:
OCS Lung net revenue	$6,002	$2,443	$3,559
OCS Heart net revenue	8,780	6,351	2,429
OCS Liver net revenue	442	2,127	(1,685)
Total net revenue	$15,224	$10,921	$4,303

Net revenue from customers in the United States was $11.5 million in the six months ended June 30, 2021 and increased by $3.9 million compared to the six months ended June 30, 2020, primarily due to higher sales volumes of our OCS Lung and OCS Heart disposable sets. Net revenue from sales of OCS Lung disposable sets in the United States increased from $2.3 million in the six months ended June 30, 2020 to $5.8 million in the six months ended June 30, 2021. The increase was due primarily to higher sales volume of OCS Lung disposable sets. Net revenue from OCS Heart disposable sets sold to customers for use in our ongoing clinical trials in the United States increased by $2.1 million, while net revenue from OCS Liver disposable sets sold in the United States decreased by $1.7 million. The increase in net revenue from OCS Heart disposable sets is attributed to higher volume of OCS Heart disposable sets sold in the OCS Heart DCD CAP Trial. The lower sales volume of OCS Liver disposable sets was primarily a result of the completion of enrollment of approved patients in our OCS Liver Protect CAP Trial early in the first quarter of 2021.

Net revenue from customers outside the United States was $3.7 million in the six months ended June 30, 2021 compared to $3.3 million in the six months ended June 30, 2020. The increase in net revenue from customers outside the United States was primarily due to higher sales volumes of OCS Lung and OCS Heart disposable sets. Net revenue from sales of OCS Lung disposable sets outside the United States increased by $0.1 million and net revenue from OCS Heart disposable sets increased by $0.3 million from the six months ended June 30, 2020 to the six months ended June 30, 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $0.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Gross profit increased by $3.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Gross margin was 68% and 62% for the six months ended June 30, 2021 and 2020, respectively. Gross margin increased primarily as a result of increased activity, higher margin OCS disposable sets sold and improvements in the efficiency of the production process.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,216	$4,184	$32
Clinical trials costs	2,048	2,714	(666)
Consulting and third-party testing	1,371	938	433
Laboratory supplies and research materials	1,498	845	653
Other	1,694	1,447	247
Total research, development and clinical trials expenses	$10,827	$10,128	$699

Total research, development and clinical trials expenses increased by $0.7 million from $10.1 million in the six months ended June 30, 2020 to $10.8 million in the six months ended June 30, 2021. Clinical trial costs decreased by $0.7 million due to a reduction in ongoing trial enrollment activity primarily related to the OCS Heart DCD CAP Trial and completion of our OCS Liver Protect Trial. Consulting and third-party testing costs increased by $0.4 million due primarily to increased regulatory activity, including costs related to preparation for both the OCS Heart FDA advisory committee panel in April and the OCS Liver FDA advisory committee panel in July. The increase in laboratory supplies and research materials costs of $0.7 million is due primarily to increased research activities, product development and other activities as restrictions implemented in response to the COVID-19 pandemic were eased.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$8,772	$6,129	$2,643
Professional and consultant fees	3,270	3,198	72
Tradeshows and conferences	805	487	318
Other	3,101	2,705	396
Total selling, general and administrative expenses	$15,948	$12,519	$3,429

Total selling, general and administrative expenses increased by $3.4 million from $12.5 million in the six months ended June 30, 2020 to $15.9 million in the six months ended June 30, 2021 due to increases in personnel related costs, tradeshows and conferences and other expenses. Personnel related costs increased from the continued expansion of our commercial team to support commercial sales of our OCS Lung product in the United States. Stock-based compensation expense also increased by $1.6 million due primarily to additional grants to new and existing employees and an increase in the respective grant date fair values from the increased price of our stock. The increase in tradeshows and conferences and other expenses was due to a gradual return to normal activity as restrictions implemented in response to the COVID-19 pandemic were eased, which resulted in higher activity levels for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and a resulting increase in related expenses.

Other Income (Expense)

Interest Expense

Interest expense was $1.9 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2021 and 2020 included interest income of $0.1 million and $0.5 million, respectively, resulting from interest earned on invested cash balances, and $0.4 million of realized and unrealized foreign currency transaction losses and $0.1 million of realized and unrealized foreign currency transaction gains, respectively.

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

As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $112.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(12,866)	$(16,715)
Cash provided by (used in) investing activities	13,076	(28,009)
Cash provided by financing activities	796	75,695
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(273)	89
Net increase in cash, cash equivalents and restricted cash	$733	$31,060

Operating Activities

During the six months ended June 30, 2021, operating activities used $12.9 million of cash, primarily resulting from our net loss of $18.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.6 million and net non-cash charges of $5.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a decrease in accounts receivable of $0.6 million and an increase in accounts payable and accrued expenses and other current liabilities of $2.9 million, partially offset by a $1.9 million increase in inventory and a $1.2 million increase in prepaid expenses and other current assets.

During the six months ended June 30, 2020, operating activities used $16.7 million of cash, primarily resulting from our net loss of $17.3 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $1.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $3.2 million decrease in accounts payable and accrued expenses and other current liabilities, a $1.4 million increase in inventory and a $0.3 million increase in prepaid expenses and other current assets, partially offset by a $2.1 million decrease in accounts receivable, a $0.8 million increase in deferred revenue and a $0.6 million increase in deferred rent.

Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities of $13.1 million consisted of proceeds from sales and maturities of marketable securities of $58.8 million, partially offset by purchases of marketable securities of $45.5 million and purchases of property and equipment of $0.3 million.

During the six months ended June 30, 2020, net cash used in investing activities of $28.0 million consisted of $63.6 million in purchases of marketable securities and $0.4 million in purchases of property and equipment, partially offset by proceeds from sales and maturities of marketable securities of $36.0 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities of $0.8 million consisted of proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.2 million and proceeds from the issuance of common stock upon exercise of stock options of $0.6 million.

During the six months ended June 30, 2020, net cash provided by financing activities of $75.7 million consisted primarily of proceeds from the issuance of common stock in our public offering and employee share ownership plans of $76.0 million, partially offset by payments of offering costs of $0.3 million. We also received proceeds from the Paycheck Protection Loan of $2.2 million, which we then fully repaid in the same period.

Long-Term Debt

We have a Credit Agreement with OrbiMed, pursuant to which we borrowed $35.0 million.

Borrowings under the Credit Agreement bear interest at an annual rate equal to the LIBOR subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5%, or the Applicable Margin, subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind, or PIK interest, at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At our option, we may prepay outstanding borrowings under the Credit Agreement, subject to a prepayment premium that decreased to zero in June 2021. Our current prepayment premium is zero. We are also required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment, which we are accreting to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of June 30, 2021, we were in compliance with all of the covenants under the Credit Agreement.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million. As a result, we will no longer be an emerging growth company as of December 31, 2021 and will be a large accelerated filer beginning January 1, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2020 Form 10-K and the additional risk below.

We will no longer qualify as an “emerging growth company” after December 31, 2021, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” as defined in the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2021, we will no longer qualify as an “emerging growth company” as of December 31, 2021 and will be a large accelerated filer beginning January 1, 2022.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•

the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of June 30, 2021, we have used approximately $60.8 million of net offering proceeds primarily for commercialization of OCS Lung, research and development, and general corporate purposes. We are holding a significant portion of the remaining net proceeds in money market funds, U.S. Treasury securities and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

Date: August 6, 2021	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)