Form 10-Q
period 2022-03-31
TransMedics Group, Inc.
filed 2022-05-05
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 27,980,839 shares of common stock, no par value per share, outstanding.

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

•	our ability to attract and retain key personnel;
•	the fluctuation of our financial results from quarter to quarter;
•	our ability to use net operating losses and research and development credit carryforwards;
•	our dependence on the success of the Organ Care System, or OCS;
•	our ability to expand access to the OCS through our National OCS Program;
•	the rate and degree of market acceptance of the OCS;
•	our ability to educate patients, surgeons, transplant centers and private and public payors on the benefits offered by the OCS;
•	our ability to improve the OCS platform;
•	our dependence on a limited number of customers for a significant portion of our net revenue;
•	our ability to maintain regulatory approvals or clearances for our OCS products;
•	our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•	the timing and our ability to commercialize and market our OCS products;
•	the performance of our third-party suppliers and manufacturers;
•	price increases of the components of our products;
•	the timing or results of post-approval studies and any clinical trials for the OCS;

i

•	our manufacturing, sales, marketing and clinical support capabilities and strategy;
•	attacks against our information technology infrastructure;
•	the economic, political and other risks associated with our foreign operations;
•	the impact of the outbreak of the novel strain of coronavirus, or COVID-19, including variants of the virus and associated containment, remediation and vaccination efforts;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,897	$25,580
Marketable securities	54,104	66,872
Accounts receivable	11,724	5,934
Inventory	16,714	14,859
Prepaid expenses and other current assets	5,356	5,460
Total current assets	105,795	118,705
Property and equipment, net	12,044	9,841
Restricted cash	500	500
Operating lease right-of-use assets	5,669	5,847
Total assets	$124,008	$134,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,934	$6,651
Accrued expenses and other current liabilities	15,738	16,337
Deferred revenue	247	250
Operating lease liabilities	1,337	—
Total current liabilities	20,256	23,238
Long-term debt, net of discount and current portion	35,334	35,197
Operating lease liabilities, net of current portion	8,508	8,604
Total liabilities	64,098	67,039
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 27,968,583 shares and 27,791,615 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	513,203	510,488
Accumulated other comprehensive loss	(285)	(188)
Accumulated deficit	(453,008)	(442,446)
Total stockholders' equity	59,910	67,854
Total liabilities and stockholders' equity	$124,008	$134,893

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$15,880	$7,053
Cost of revenue	3,776	2,242
Gross profit	12,104	4,811
Operating expenses:
Research, development and clinical trials	7,534	4,532
Selling, general and administrative	13,939	6,786
Total operating expenses	21,473	11,318
Loss from operations	(9,369)	(6,507)
Other income (expense):
Interest expense	(960)	(952)
Other expense, net	(227)	(454)
Total other expense, net	(1,187)	(1,406)
Loss before income taxes	(10,556)	(7,913)
Provision for income taxes	(6)	(4)
Net loss	$(10,562)	$(7,917)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.29)
Weighted average common shares outstanding, basic and diluted	27,950,330	27,368,090

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,562)	$(7,917)
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(2)
Unrealized gains (losses) on marketable securities, net of tax of $0	(73)	8
Total other comprehensive income (loss)	(97)	6
Comprehensive loss	$(10,659)	$(7,911)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2021	27,791,615	$510,488	$(188)	$(442,446)	$67,854
Issuance of common stock upon the exercise of common stock options	164,503	202	—	—	202
Issuance of common stock in connection with employee stock purchase plan	12,465	203	—	—	203
Stock-based compensation expense	—	2,310	—	—	2,310
Foreign currency translation adjustment	—	—	(24)	—	(24)
Unrealized losses on marketable securities	—	—	(73)	—	(73)
Net loss	—	—	—	(10,562)	(10,562)
Balances at March 31, 2022	27,968,583	$513,203	$(285)	$(453,008)	$59,910

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2020	27,175,305	$502,217	$(95)	$(398,231)	$103,891
Issuance of common stock upon the exercise of common stock options	287,705	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	14,951	211	—	—	211
Stock-based compensation expense	—	1,112	—	—	1,112
Foreign currency translation adjustment	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	8	—	8
Net loss	—	—	—	(7,917)	(7,917)
Balances at March 31, 2021	27,477,961	$503,912	$(89)	$(406,148)	$97,675

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,562)	$(7,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	507	445
Stock-based compensation expense	2,310	1,112
Non-cash interest expense and end of term accretion expense	137	130
Non-cash lease expense	178	—
Net amortization of premiums on marketable securities	228	391
Unrealized foreign currency transaction losses	214	484
Changes in operating assets and liabilities:
Accounts receivable	(5,804)	(583)
Inventory	(2,926)	(381)
Prepaid expenses and other current assets	88	(908)
Accounts payable	(4,013)	(82)
Accrued expenses and other current liabilities	(4)	(180)
Deferred revenue	—	182
Operating lease liabilities	1,241	—
Deferred rent	—	(23)
Net cash used in operating activities	(18,406)	(7,330)
Cash flows from investing activities:
Purchases of property and equipment	(1,953)	(20)
Purchases of marketable securities	(2,033)	(11,708)
Proceeds from sales and maturities of marketable securities	14,500	21,000
Net cash provided by investing activities	10,514	9,272
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	202	372
Proceeds from issuance of common stock in connection with employee stock purchase plan	203	211
Net cash provided by financing activities	405	583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(196)	(379)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,683)	2,146
Cash, cash equivalents and restricted cash, beginning of period	26,080	25,081
Cash, cash equivalents and restricted cash, end of period	$18,397	$27,227
Supplemental disclosure of non-cash investing and financing activities:
Transfers of inventory to property and equipment	$1,030	$429
Purchases of property and equipment included in accounts payable and accrued expenses	$939	$7
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17,897	$26,727
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,397	$27,227

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $10.6 million for the three months ended March 31, 2022 and $44.2 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $453.0 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $72.0 million as of March 31, 2022 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been made. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2022 and December 31, 2021, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the three months ended March 31, 2022, three customers accounted for 16%, 15% and 12% of net revenue, respectively.

For the three months ended March 31, 2021, two customers each accounted for 12% of net revenue. As of March 31, 2022, four customers accounted for 14%, 12%, 12% and 10% of accounts receivable, respectively. As of December 31, 2021, two customers accounted for 21% and 15% of accounts receivable, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three months ended March 31, 2022 and 2021.

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

	As of March 31,
	2022	2021
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	3,484,914	2,764,876
Employee stock purchase plan	5,794	5,882
	3,555,148	2,835,198

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$51,212	$—	$(102)	$51,110
U.S. government agency bonds (due within one year)	3,001	—	(7)	2,994
	$54,213	$—	$(109)	$54,104

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities (due within one year)	$63,907	$—	$(33)	$63,874
U.S. government agency bonds (due within one year)	3,001	—	(3)	2,998
	$66,908	$—	$(36)	$66,872

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,847	$—	$—	$2,847
Marketable securities:
U.S. Treasury securities	—	51,110	—	51,110
U.S. government agency bonds	—	2,994	—	2,994
	$2,847	$54,104	$—	$56,951

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,169	$—	$—	$11,169
Marketable securities:
U.S. Treasury securities	—	63,874	—	63,874
U.S. government agency bonds	—	2,998	—	2,998
	$11,169	$66,872	$—	$78,041

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$8,322	$7,274
Work-in-process	2,501	1,932
Finished goods	5,891	5,653
	$16,714	$14,859

During the three months ended March 31, 2022 and 2021, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $1.0 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research, development and clinical trials expenses	$4,532	$4,567
Accrued payroll and related expenses	5,819	5,173
Accrued professional fees	857	1,973
Accrued other	4,530	4,624
	$15,738	$16,337

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(428)	(511)
Accrued end-of-term payment	762	708
Long-term debt, net of discount and current portion	$35,334	$35,197

Borrowings under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At its option, the company may prepay outstanding borrowings under the Credit Agreement. The Company is required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts are being accreted to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of March 31, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

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

As of March 31, 2022, the interest rate applicable to borrowings under the Credit Agreement was 9.5%. During the three months ended March 31, 2022, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.2%.

8. Stock-Based Compensation

2019 Stock Incentive Plan

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of March 31, 2022, 890,558 shares of common stock were available for issuance under the 2019 Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock are reserved for issuance under the 2019 ESPP. During the three months ended March 31, 2022, 12,465 shares of common stock were issued under the 2019 ESPP and as of March 31, 2022, 308,131 shares of common stock remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company.  A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. As of March 31, 2022, 580,200 shares of common stock were available for issuance under the Inducement Plan.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$25	$13
Research, development and clinical trials expenses	321	197
Selling, general and administrative expenses	1,964	902
	$2,310	$1,112

During the three months ended March 31, 2022, the Company granted options to its employees and directors with service-based vesting for the purchase of an aggregate of 880,910 shares of common stock with a weighted average grant-date fair value of $7.11 per share. As of March 31, 2022, total unrecognized compensation cost related to unvested share-based awards was $24.6 million, which is expected to be recognized over a weighted average period of 3.1 years.

9. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory and manufacturing space under two non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2022. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

License Agreement with the Department of Veterans Affairs

In 2002, the Company entered into a license agreement with the Department of Veterans Affairs (the “VA”), under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those products. The rights under the license agreement continue until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company has requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6100082. The Company was granted an interim patent term extension for this patent until November 6, 2021. The Company has not received final approval of the patent extension beyond the interim patent term extension already granted. The maximum extension requested would be through May 2022; however, the length of the patent term extension will be determined by the United States Patent and Trademark Office (“USPTO”) based on input from the FDA.  On February 8, 2021, the FDA provided to the USPTO a determined regulatory review period for the OCS Lung. Under the FDA’s analysis, the patent term extension of the ’082 patent would be until November 6, 2021. The Company has not yet received communication from the USPTO but expects that the USPTO’s determination of patent term extension for the ’082 patent will maintain the November 6, 2021 expiration date. The final determination of the length of the patent extension is not expected to have a material impact on the Company’s financial results. The license includes the right to grant sublicenses, subject to approval by the VA and other restrictions, and is subject to the U.S. government’s right to practice the licensed patents on its own behalf without payment of a royalty and obligation to grant certain sublicenses as necessary to fulfill public health, welfare and safety needs. The license agreement also requires the Company to make its products covered by the licensed patents available to the public on reasonable terms and to provide the U.S. government such products at the lowest price.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of March 31, 2022 and December 31, 2021, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 and December 31, 2021.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of March 31, 2022 was $8.0 million.

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

10. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 11 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets by country(1):
United States	$11,317	$9,085
All other countries	727	756
Total long-lived assets	$12,044	$9,841

(1)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

11. Revenue

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

The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross revenue from sales to customers	$15,880	$7,637
Less: clinical trial payments reducing revenue	—	584
Total net revenue	$15,880	$7,053

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.5 million for each of the three months ended March 31, 2022 and 2021, as operating expenses.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue by OCS product:
OCS Lung net revenue	$2,298	$2,430
OCS Heart net revenue	5,713	4,181
OCS Liver net revenue	7,869	442
Total net revenue	$15,880	$7,053

	Three Months Ended March 31,
	2022	2021
Net revenue by country(1):
United States	$13,561	$5,757
All other countries	2,319	1,296
Total net revenue	$15,880	$7,053

(1)	Net revenue by country is categorized based on the location of the end customer.

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of March 31, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of March 31, 2022, the Company’s wholly- or partially unsatisfied performance obligations totaled $2.1 million and are expected to be completed within the next year.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein approximately $0.1 million in total compensation for each of the three months ended March 31, 2022 and 2021 for her services as an employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022 (“2021 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. We have commercialized the OCS Lung and OCS Heart outside of the United States. All three of our products, OCS Lung, OCS Heart, and OCS Liver have received Pre-Market Approval, or PMA, from the Food and Drug Administration, or FDA, as follows:

•	OCS Lung for the preservation of standard criteria donor lungs for double-lung transplantation;
•	OCS Lung for the preservation of donor lungs initially deemed unsuitable due to limitations of cold storage for double-lung transplantation;
•	OCS Heart for the preservation of DBD donor hearts deemed unsuitable due to limitations of cold storage (e.g. >4 hours of cross-clamp time);
•	OCS Heart for the ex vivo reanimation, functional monitoring, and beating-heart preservation of DCD hearts (FDA approval received on April 28, 2022), and
•	OCS Liver for the preservation of DBD and DCD donor livers < 55 years old, macrosteatosis <15% and with < 30 mins of warm ischemia time.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock, borrowings under loan agreements, proceeds from the sale of common stock in our public offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $15.9 million and incurred a net loss of $10.6 million for the three months ended March 31, 2022. We generated net revenue of $30.3 million and incurred a net loss of $44.2 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $453.0 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; scaling our manufacturing operations; building our commercial operations; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including new indications, in both the

United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $72.0 million.  Our credit facility of $35.0 million with OrbiMed matures on June 22, 2023.  We believe that our cash, cash equivalents and marketable securities will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

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

The COVID-19 pandemic has also impacted, and may continue to impact, our third party suppliers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. In addition, inflation, changes in trade policies, and the imposition of duties and tariffs could adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs. While we maintain an inventory of finished products and raw materials used in our OCS products, a further prolonged pandemic could lead to shortages in the raw materials necessary to manufacture our products. The extent to which COVID-19 impacts operations of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If we experience a prolonged disruption in our manufacturing, supply chains, or commercial operations, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

Recent Developments

On April 28, 2022, we received a PMA from the FDA for the use in the United States of the OCS Heart for use with organs from donors after circulatory death. The PMA for the OCS Heart was based on the results of the OCS DCD Heart Trial.

Components of Our Results of Operations

Net Revenue

We generate revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate revenue from the sale of OCS Consoles to customers and from the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console.

All of our revenue has been generated by sales to transplant centers and Organ Procurement Organizations, not-for-profit organizations responsible for recovering organs from deceased donors for transplantation, in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions. In some of those contracts, the promises also include an OCS Console, whether sold or loaned to the customer.

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

Under some of our customer clinical trial agreements, we made payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments did not provide us with a separately identifiable benefit, we recorded such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We did not record any reimbursable clinical trial costs as a reduction of revenue for the three months ended March 31, 2022. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.6 million for the three months ended March 31, 2021.

Through March 31, 2022, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). We expect that our net revenue will increase over the long term as a result of receiving PMAs for the OCS Lung, OCS Heart and OCS Liver in the United States. Additionally, commercial sales of OCS disposable sets generally have a higher average selling price than clinical trial sales of OCS disposable sets. We also expect that our net revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net revenue	$15,880	$7,053	$8,827
Cost of revenue	3,776	2,242	1,534
Gross profit	12,104	4,811	7,293
Operating expenses:
Research, development and clinical trials	7,534	4,532	3,002
Selling, general and administrative	13,939	6,786	7,153
Total operating expenses	21,473	11,318	10,155
Loss from operations	(9,369)	(6,507)	(2,862)
Other income (expense):
Interest expense	(960)	(952)	(8)
Other expense, net	(227)	(454)	227
Total other expense, net	(1,187)	(1,406)	219
Loss before income taxes	(10,556)	(7,913)	(2,643)
Provision for income taxes	(6)	(4)	(2)
Net loss	$(10,562)	$(7,917)	$(2,645)

Net Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net revenue by geography:
United States	$13,561	$5,757	$7,804
Outside the U.S.	2,319	1,296	1,023
Total net revenue	$15,880	$7,053	$8,827
Net revenue by OCS product:
OCS Lung net revenue	$2,298	$2,430	$(132)
OCS Heart net revenue	5,713	4,181	1,532
OCS Liver net revenue	7,869	442	7,427
Total net revenue	$15,880	$7,053	$8,827

Net revenue from customers in the United States was $13.6 million in the three months ended March 31, 2022 and increased by $7.8 million compared to the three months ended March 31, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets as a result of the FDA approval for these two products in the third quarter of 2021. This increase was partially offset by lower sales volumes of our OCS Lung disposable sets. Net revenue from sales of OCS Liver disposable sets in the United States increased by $7.4 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product along with the expansion of our National OCS Program to provide a streamlined solution for transplant centers to use the OCS Liver. Net revenue from sales of OCS Heart disposable sets in the United States increased by $0.7 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021. Both the OCS Heart and the OCS Liver were approved for commercial sale in September 2021, which has provided the opportunity for increased sales volumes and pricing. Net revenue from sales of OCS Lung disposable sets in the United States decreased by $0.4 million due to lower sales volumes of OCS Lung disposable sets, which were negatively impacted by the Omicron variant of COVID-19 in the early part of the first quarter of 2022.

Net revenue from customers outside the United States was $2.3 million in the three months ended March 31, 2022 compared to $1.3 million in the three months ended March 31, 2021. The increase in net revenue from customers outside the United States was primarily due to a progressive return to pre-COVID-19 volumes of transplant procedures in the European market. Net revenue from sales of OCS Heart disposable sets outside the United States increased by $0.8 million due to increased sales volume of OCS Heart disposable sets. Net revenue from OCS Lung disposable sets increased by $0.2 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to higher sales volumes of OCS Lung disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $1.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Gross profit increased by $7.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Gross margin was 76% and 68% for the three months ended March 31, 2022 and 2021, respectively. Gross margin increased primarily as a result economies of scale from higher sales volumes and an increase in pricing.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,252	$2,130	$122
Clinical trials costs	563	977	(414)
Consulting and third-party testing	2,479	312	2,167
Laboratory supplies and research materials	1,137	410	727
Other	1,103	703	400
Total research, development and clinical trials expenses	$7,534	$4,532	$3,002

Total research, development and clinical trials expenses increased by $3.0 million from $4.5 million in the three months ended March 31, 2021 to $7.5 million in the three months ended March 31, 2022. Consulting and third-party testing, laboratory supplies and research materials and other costs increased by $2.2 million, $0.7 million and $0.4 million, respectively, due to increased activity in our next generation program and ongoing existing research activities. Clinical trial costs decreased by $0.4 million due to the completion of pre-market approval clinical trial enrollment activity following the approval of the OCS Heart and OCS Liver by the FDA in September 2021.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$8,387	$3,838	$4,549
Professional and consultant fees	2,088	1,402	686
Tradeshows and conferences	453	188	265
Other	3,011	1,358	1,653
Total selling, general and administrative expenses	$13,939	$6,786	$7,153

Total selling, general and administrative expenses increased by $7.2 million from $6.8 million in the three months ended March 31, 2021 to $13.9 million in the three months ended March 31, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased by $4.5 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Lung, OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $1.1 million due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $0.7 million due to additional sales and administration costs related to the expansion of our National OCS Program. Tradeshows and conferences costs increased by $0.3 million as a result of an increase in activities as restrictions implemented in response to the COVID-19 pandemic were eased. Other costs increased by $1.7 million due to increased logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million for each of the three months ended March 31, 2022 and 2021.

Other Expense, Net

Other expense, net for the three months ended March 31, 2022 and 2021 included interest income of less than $0.1 million in each period resulting from interest earned on invested cash balances, and $0.2 million and $0.5 million of realized and unrealized foreign currency transactions losses, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $72.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(18,406)	$(7,330)
Net cash provided by investing activities	10,514	9,272
Net cash provided by financing activities	405	583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(196)	(379)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,683)	$2,146

Operating Activities

During the three months ended March 31, 2022, operating activities used $18.4 million of cash, primarily resulting from our net loss of $10.6 million and net cash used by changes in our operating assets and liabilities of $11.4 million, partially offset by net non-cash charges of $3.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of an increase in accounts receivable of $5.8 million, an increase in inventory of $2.9 million and a decrease in accounts payable and accrued expenses and other current liabilities of $4.0 million, partially offset by an increase in operating lease liabilities of $1.2 million related to the reimbursement of tenant improvement costs.

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

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities of $10.5 million consisted of proceeds from sales and maturities of marketable securities of $14.5 million, partially offset by purchases of marketable securities of $2.0 million and purchases of property and equipment of $2.0 million.

During the three months ended March 31, 2021, net cash provided by investing activities of $9.3 million consisted of proceeds from sales and maturities of marketable securities of $21.0 million, partially offset by $11.7 million in purchases of marketable securities.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities of $0.4 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $0.2 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.2 million.

During the three months ended March 31, 2021, net cash provided by financing activities of $0.6 million consisted of proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.2 million and proceeds from the issuance of common stock upon exercise of stock options of $0.4 million.

Long-Term Debt

We have a Credit Agreement with OrbiMed, pursuant to which we borrowed $35.0 million.

Borrowings under the Credit Agreement bear interest at an annual rate equal to the LIBOR subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5%, or the Applicable Margin, subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bear paid-in-kind, or PIK interest, at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeds 11.5%, but not to exceed 12.5%. The PIK interest is added to the principal amount of the borrowings outstanding at the end of each quarter until the maturity date of the Credit Agreement in June 2023. Borrowings under the Credit Agreement are repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest is due and payable. At our option, we may prepay outstanding borrowings under the Credit Agreement. We are required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment, which we are accreting to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in our business, operations or other financial condition. As of March 31, 2022, we were in compliance with all of the covenants under the Credit Agreement.

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

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2021 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2021 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments, hold investments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

We completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-230736), which was declared effective by the SEC on May 1, 2019 and a registration statement on Form S-1MEF (File No. 333-231166), which was automatically effective upon filing with the SEC on May 1, 2019. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $91.4 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of March 31, 2022, we estimate that we used all of the net proceeds from our IPO for commercialization of our OCS products, research and development, and general corporate purposes. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on May 2, 2019.

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

Date: May 5, 2022	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)