Form 10-Q
period 2022-06-30
TransMedics Group, Inc.
filed 2022-08-03
CIK 1756262

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 28,093,949 shares of common stock, no par value per share, outstanding.

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
•

our ability to maintain regulatory approvals or clearances for our OCS products in the United States and European Union, including the re-certification of the CE marks for our OCS products in the European Union and any delays in obtaining re-certification;

•	our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•	the timing and our ability to commercialize and market our OCS products;
•	the performance of our third-party suppliers and manufacturers;

i

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

•	the pricing of the OCS, as well as the reimbursement coverage for the OCS in the United States and internationally;
•	regulatory developments in the United States, European Union and other jurisdictions;
•	the extent and success of competing products or procedures that are or may become available;
•	the impact of any product recalls or improper use of our products; and
•	our estimates regarding revenue, expenses and needs for additional financing.

ii

TransMedics Group, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,386	$25,580
Marketable securities	27,697	66,872
Accounts receivable	12,979	5,934
Inventory	17,468	14,859
Prepaid expenses and other current assets	6,583	5,460
Total current assets	95,113	118,705
Property and equipment, net	16,177	9,841
Restricted cash	500	500
Operating lease right-of-use assets	5,495	5,847
Total assets	$117,285	$134,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,711	$6,651
Accrued expenses and other current liabilities	15,420	16,337
Deferred revenue	238	250
Operating lease liabilities	1,372	—
Total current liabilities	22,741	23,238
Long-term debt, net of discount and current portion	35,475	35,197
Operating lease liabilities, net of current portion	8,150	8,604
Total liabilities	66,366	67,039
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 28,023,295 shares and 27,791,615 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	515,756	510,488
Accumulated other comprehensive loss	(306)	(188)
Accumulated deficit	(464,531)	(442,446)
Total stockholders' equity	50,919	67,854
Total liabilities and stockholders' equity	$117,285	$134,893

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$20,521	$8,171	$36,401	$15,224
Cost of revenue	6,171	2,582	9,947	4,824
Gross profit	14,350	5,589	26,454	10,400
Operating expenses:
Research, development and clinical trials	6,714	6,295	14,248	10,827
Selling, general and administrative	17,381	9,162	31,320	15,948
Total operating expenses	24,095	15,457	45,568	26,775
Loss from operations	(9,745)	(9,868)	(19,114)	(16,375)
Other income (expense):
Interest expense	(972)	(965)	(1,932)	(1,917)
Other income (expense), net	(784)	171	(1,011)	(283)
Total other expense, net	(1,756)	(794)	(2,943)	(2,200)
Loss before income taxes	(11,501)	(10,662)	(22,057)	(18,575)
Provision for income taxes	(22)	(6)	(28)	(10)
Net loss	$(11,523)	$(10,668)	$(22,085)	$(18,585)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.39)	$(0.79)	$(0.68)
Weighted average common shares outstanding, basic and diluted	27,983,629	27,620,764	27,967,072	27,495,125

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,523)	$(10,668)	$(22,085)	$(18,585)
Other comprehensive income (loss):
Foreign currency translation adjustment	(30)	(27)	(54)	(29)
Unrealized gains (losses) on marketable securities, net of tax of $0	9	(18)	(64)	(10)
Total other comprehensive income (loss)	(21)	(45)	(118)	(39)
Comprehensive loss	$(11,544)	$(10,713)	$(22,203)	$(18,624)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2021	27,791,615	$510,488	$(188)	$(442,446)	$67,854
Issuance of common stock upon the exercise of common stock options	164,503	202	—	—	202
Issuance of common stock in connection with employee stock purchase plan	12,465	203	—	—	203
Stock-based compensation expense	—	2,310	—	—	2,310
Foreign currency translation adjustment	—	—	(24)	—	(24)
Unrealized losses on marketable securities	—	—	(73)	—	(73)
Net loss	—	—	—	(10,562)	(10,562)
Balances at March 31, 2022	27,968,583	513,203	(285)	(453,008)	59,910
Issuance of common stock upon the exercise of common stock options	31,592	237	—	—	237
Stock-based compensation expense	—	2,316	—	—	2,316
Issuance of restricted common stock	23,120	—	—	—	—
Foreign currency translation adjustment	—	—	(30)	—	(30)
Unrealized gains on marketable securities	—	—	9	—	9
Net loss	—	—	—	(11,523)	(11,523)
Balances at June 30, 2022	28,023,295	$515,756	$(306)	$(464,531)	$50,919

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2020	27,175,305	$502,217	$(95)	$(398,231)	$103,891
Issuance of common stock upon the exercise of common stock options	287,705	372	—	—	372
Issuance of common stock in connection with employee stock purchase plan	14,951	211	—	—	211
Stock-based compensation expense	—	1,112	—	—	1,112
Foreign currency translation adjustment	—	—	(2)	—	(2)
Unrealized gains on marketable securities	—	—	8	—	8
Net loss	—	—	—	(7,917)	(7,917)
Balances at March 31, 2021	27,477,961	503,912	(89)	(406,148)	97,675
Issuance of common stock upon the exercise of common stock options	169,273	213	—	—	213
Stock-based compensation expense	—	1,808	—	—	1,808
Foreign currency translation adjustment	—	—	(27)	—	(27)
Unrealized losses on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(10,668)	(10,668)
Balances at June 30, 2021	27,647,234	$505,933	$(134)	$(416,816)	$88,983

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,085)	$(18,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,302	896
Stock-based compensation expense	4,626	2,920
Non-cash interest expense and end of term accretion expense	278	264
Non-cash lease expense	352	—
Net amortization of premiums on marketable securities	369	767
Unrealized foreign currency transaction losses	1,034	314
Changes in operating assets and liabilities:
Accounts receivable	(7,131)	560
Inventory	(4,153)	(1,894)
Prepaid expenses and other current assets	(1,153)	(1,209)
Accounts payable	(1,615)	938
Accrued expenses and other current liabilities	(242)	1,990
Deferred revenue	—	219
Operating lease liabilities	918	—
Deferred rent	—	(46)
Net cash used in operating activities	(27,500)	(12,866)
Cash flows from investing activities:
Purchases of property and equipment	(6,213)	(273)
Purchases of marketable securities	(9,508)	(45,461)
Proceeds from sales and maturities of marketable securities	48,250	58,810
Net cash provided by investing activities	32,529	13,076
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	439	585
Proceeds from issuance of common stock in connection with employee stock purchase plan	203	211
Net cash provided by financing activities	642	796
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(865)	(273)
Net increase in cash, cash equivalents and restricted cash	4,806	733
Cash, cash equivalents and restricted cash, beginning of period	26,080	25,081
Cash, cash equivalents and restricted cash, end of period	$30,886	$25,814
Supplemental disclosure of non-cash investing activities:
Transfers of inventory to property and equipment	$1,350	$765
Purchases of property and equipment included in accounts payable and accrued expenses	$1,327	$70
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,386	$25,314
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$30,886	$25,814

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $22.1 million for the six months ended June 30, 2022 and $44.2 million for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $464.5 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash, cash equivalents, and marketable securities of $58.1 million as of June 30, 2022 in addition to the net proceeds from its debt financing in July 2022 (see Note 13), will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

In response to the pandemic, healthcare providers have, and may need to further, reallocate resources, such as physicians, staff, hospital beds and intensive care unit facilities, and these actions significantly delay the provision of other medical care such as organ transplantation and reduce the number of transplant procedures that are performed, which negatively impacts the Company’s revenue and cash flows. While the Company maintains an inventory of finished products and raw materials used in its OCS products, a prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products. The COVID-19 pandemic also has impacted operations at the FDA and other health authorities, resulting in delays of reviews and approvals.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2022 and December 31, 2021, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the three months ended June 30, 2022, one customer accounted for 17% of net revenue. For the six months ended June 30, 2022, one customer accounted for 17% of net revenue. For the three months ended June 30, 2021, no customer accounted for 10% or more of net revenue. For the six months ended June 30, 2021, one customer accounted for 10% of net revenue. As of June 30, 2022, two customers accounted for 13% and 11% of accounts receivable, respectively. As of December 31, 2021, two customers accounted for 21% and 15% of accounts receivable, respectively.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company has developed and is commercializing a proprietary system to preserve human organs for transplant in a near-physiologic condition to address the limitations of cold storage organ preservation. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and six months ended June 30, 2022 and 2021.

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

	As of June 30,
	2022	2021
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	3,476,064	2,708,303
Employee stock purchase plan	17,678	12,898
Restricted stock awards	23,120	—
	3,581,302	2,785,641

3. Marketable Securities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities (due within one year)	$24,797	$—	$(97)	$—	$24,700
U.S. government agency bonds (due within one year)	3,000	—	(3)	—	2,997
	$27,797	$—	$(100)	$—	$27,697

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities (due within one year)	$63,907	$—	$(33)	$—	$63,874
U.S. government agency bonds (due within one year)	3,001	—	(3)	—	2,998
	$66,908	$—	$(36)	$—	$66,872

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,903	$—	$—	$15,903
Marketable securities:
U.S. Treasury securities	—	24,700	—	24,700
U.S. government agency bonds	—	2,997	—	2,997
	$15,903	$27,697	$—	$43,600

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,169	$—	$—	$11,169
Marketable securities:
U.S. Treasury securities	—	63,874	—	63,874
U.S. government agency bonds	—	2,998	—	2,998
	$11,169	$66,872	$—	$78,041

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$8,974	$7,274
Work-in-process	1,685	1,932
Finished goods	6,809	5,653
	$17,468	$14,859

During the six months ended June 30, 2022 and 2021, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $1.4 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research, development and clinical trials expenses	$4,200	$4,567
Accrued payroll and related expenses	5,327	5,173
Accrued professional fees	936	1,973
Accrued other	4,957	4,624
	$15,420	$16,337

7. Long-Term Debt

TransMedics has a credit agreement (the “Credit Agreement”) with OrbiMed Royalty Opportunities II, LP (“OrbiMed”), entered into in June 2018, pursuant to which TransMedics borrowed $35.0 million. Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of long-term debt	$35,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	35,000	35,000
Debt discount, net of accretion	(344)	(511)
Accrued end-of-term payment	819	708
Long-term debt, net of discount and current portion	$35,475	$35,197

On July 25, 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”) for total borrowings of $60.0 million (the “CIBC Credit Agreement”) (see Note 13).  A portion of the proceeds were used to repay the outstanding principal, accrued interest and end-of-term payment of the Credit Agreement with OrbiMed totaling $36.3 million. In accordance with the applicable accounting standards, a short-term debt obligation should be excluded from current liabilities if the entity has both the intent and ability to refinance the obligation on a long-term basis. The intent and ability can be demonstrated by the issuance of a long-term obligation to refinance the short-term obligation on a long-term basis after the date of an entity’s balance sheet but before that balance sheet is issued. In connection with the repayment of the outstanding borrowings under the Credit Agreement with the proceeds from the CIBC Credit Agreement and the related repayment provisions under the CIBC Credit Agreement, the Company has classified $35.5 million of long-term debt, net of discount and current portion outstanding as of June 30, 2022 under the Credit Agreement as a long-term liability.

Prior to repayment, borrowings under the Credit Agreement bore interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the Credit Agreement bore paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeded 11.5%, but not to exceed 12.5%. The PIK interest was added to the principal amount of the borrowings outstanding at the end of each quarter until the repayment of the borrowings in July 2022. Borrowings under the Credit Agreement were repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest was due and payable. At its option, the company could prepay outstanding borrowings under the Credit Agreement. The Company was required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts were being accreted to interest expense over the term of the Credit Agreement using the effective interest method.

All obligations under the Credit Agreement were guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor were secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of the Company and each guarantor. Under the Credit Agreement, the Company agreed to certain affirmative and negative covenants to which it was subject until repayment. The financial covenants included maintaining a minimum liquidity amount of $3.0 million; the requirement, on an annual basis, to deliver to OrbiMed annual audited financial statements with an unqualified audit opinion from the Company’s independent registered public accounting firm; and restrictions on the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. As of June 30, 2022, the Company was in compliance with the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement were subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants, including the minimum liquidity and unqualified audit opinion covenants, and a material adverse change in the Company’s business, operations or other financial condition.

Upon the occurrence of an event of default and until such event of default was no longer continuing, the Applicable Margin would increase by 4.0% per annum. If an event of default (other than certain events of bankruptcy or insolvency) occurred and was continuing, OrbiMed may have declared all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest would have automatically became due and payable. In addition, the Company may have been required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

As of June 30, 2022, the interest rate applicable to borrowings under the Credit Agreement was 9.5%. During the six months ended June 30, 2022, the weighted average effective interest rate on outstanding borrowings under the Credit Agreement was approximately 11.2%.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of June 30, 2022, 809,496 shares of common stock were available for issuance under the 2019 Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock are reserved for issuance under the 2019 ESPP. During the six months ended June 30, 2022, 12,465 shares of common stock were issued under the 2019 ESPP and as of June 30, 2022, 308,131 shares of common stock remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company.  A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. As of June 30, 2022, 615,400 shares of common stock were available for issuance under the Inducement Plan.

Stock Option Activity

During the six months ended June 30, 2022, the Company granted options under the 2019 Plan and the Inducement Plan to its employees and directors with service-based vesting for the purchase of an aggregate of 1,040,210 shares of common stock with a weighted average grant-date fair value of $8.53 per share.

Restricted Common Stock Activity

During the three months ended June 30, 2022, the Company granted shares of restricted common stock. Shares of unvested restricted common stock may not be sold or transferred by the holder. If the holder’s service to the Company and its affiliates ceases for any reason, unvested shares of restricted common stock held by these individuals will immediately be forfeited for no consideration, as defined in the restricted stock agreement.

During the three months ended June 30, 2022, the Company granted 23,120 shares of restricted common stock under the 2019 Plan to consultants with service-based vesting conditions and a weighted-average grant-date fair value of $25.95 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$31	$19	$56	$32
Research, development and clinical trials expenses	364	320	685	517
Selling, general and administrative expenses	1,921	1,469	3,885	2,371
	$2,316	$1,808	$4,626	$2,920

 As of June 30, 2022, total unrecognized compensation cost related to unvested share-based awards was $23.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

9. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory and manufacturing space under two non-cancelable operating leases. There have been no material changes to the Company’s leases during the six months ended June 30, 2022. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

License Agreement with the Department of Veterans Affairs

In 2002, the Company entered into a license agreement with the Department of Veterans Affairs (the “VA”), under which the Company was granted an exclusive, worldwide license under specified patents to make, use, sell and import certain technology used in the Company’s products and a non-exclusive, worldwide license to make, use, sell and import solutions for use in or with those products. The rights under the license agreement continued until the expiration of the last to expire of the licensed patents. The majority of the licensed U.S. patents expired in 2017, and the foreign patents expired in September 2018. However, the Company requested a patent term extension for one U.S. patent covered by the VA license agreement, U.S. Patent No. 6100082 (the “’082 patent”). The Company received a Notice of Final Determination on June 27, 2022 from the United States Patent and Trademark Office (“USPTO”) finding the ‘082 patent’s term extension expired on November 6, 2021, and as a result the license has terminated.  The termination of the license is not expected to have a material impact on the Company’s financial results.

As consideration for the licenses granted by the VA, the Company was obligated to pay tiered royalties ranging from a low single-digit to a mid single-digit percentage on net sales of each product covered by a licensed patent (subject to a minimum aggregate royalty payment of less than $0.1 million per year during each of the first five years after the first commercial sale, after which no minimum is required). Royalties were paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country. The Company was also responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights. As all of the licensed patents expired as of November 6, 2021, the Company no longer has an obligation to pay royalties.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of June 30, 2022 and December 31, 2021, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 and December 31, 2021.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of June 30, 2022 was $8.0 million.

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

10. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 11 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets by country(1):
United States	$15,515	$9,085
All other countries	662	756
Total long-lived assets	$16,177	$9,841

(1)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

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

The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross revenue from sales to customers	$20,521	$8,667	$36,401	$16,304
Less: clinical trial payments reducing revenue	—	496	—	1,080
Total net revenue	$20,521	$8,171	$36,401	$15,224

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of  $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2021, respectively, as operating expenses.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue by OCS product:
OCS Lung net revenue	$2,839	$3,572	$5,137	$6,002
OCS Heart net revenue	8,064	4,599	13,777	8,780
OCS Liver net revenue	9,618	—	17,487	442
Total net revenue	$20,521	$8,171	$36,401	$15,224

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue by country(1):
United States	$18,138	$5,758	$31,699	$11,515
All other countries	2,383	2,413	4,702	3,709
Total net revenue	$20,521	$8,171	$36,401	$15,224

(1)	Net revenue by country is categorized based on the location of the end customer.

When a customer order includes disposable sets and organ retrieval or OCS organ management services, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are delivered to the customer. Net revenue during the three and six months ended June 30, 2022 included service revenue comprising approximately 13% and less than 10%, respectively, of net revenue relating to organ retrieval and OCS organ management services sold under the National OCS Program, the Company’s turnkey solution to provide outsourced organ retrieval and OCS organ management.

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of  June 30, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of June 30, 2022, the Company’s wholly- or partially unsatisfied performance obligations totaled $1.7 million and are expected to be completed within the next year.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein approximately $0.1 million and $0.2 million in total compensation for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million in total compensation for the three and six months ended June 30, 2021, respectively, for her services as an employee.

13. Subsequent Events

Canadian Imperial Bank of Commerce Credit Agreement

On July 25, 2022, the Company entered into a credit agreement with CIBC pursuant to which CIBC made a term loan commitment of $60.0 million available to the Company. The entire term loan was drawn on July 25, 2022. The term loan under the CIBC Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate plus 0.5%. Borrowings under the CIBC Credit Agreement are payable in monthly interest-only payments for the first 24 months, and then payable in equal monthly principal payments plus accrued interest until the maturity date of the CIBC Credit Agreement in July 2027. If certain revenue milestones are met after the first 24 months, the Company may extend the interest-only repayment period by one additional year. At its option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid after 12 months but prior to 24 months after the closing date. The obligations under the CIBC Credit Agreement are guaranteed by the Company’s material wholly-owned subsidiaries and are secured by substantially all of the assets of the Company and the guarantors.

Repayment of OrbiMed Credit Agreement

On July 25, 2022, the Company repaid all amounts due under the Credit Agreement with OrbiMed of $36.3 million, including $35.0 million of principal repayments, using proceeds from the borrowings under the CIBC Credit Agreement. The Credit Agreement was terminated on July 25, 2022 and all security interests securing obligations under the Credit Agreement were released.

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

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our National OCS Program; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock, borrowings under loan agreements, proceeds from the sale of common stock in our public offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $36.4 million and incurred a net loss of $22.1 million for the six months ended June 30, 2022. We generated net revenue of $30.3 million and incurred a net loss of $44.2 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $464.5 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our National OCS Program; scaling our manufacturing operations; building our commercial operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $58.1 million. On July 25, 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, for a loan of $60.0 million of which we used $36.3 million to repay our outstanding debt with OrbiMed Royalty Opportunities II, LP, or OrbiMed. We believe that our cash, cash equivalents and marketable securities, including net proceeds from the CIBC loan, will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

COVID-19 and Economic Impacts

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

In addition, inflation, changes in trade policies, and the imposition of duties and tariffs could adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs.  For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions could result in a variety of risks to our business, including demand and pricing for our products and difficulty in forecasting our financial results. A weak or declining economy also could strain our suppliers, possibly resulting in supply chain disruptions.

Components of Our Results of Operations

Net Revenue

We generate revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate revenue from the sale of OCS Consoles to customers and from the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate revenue by providing outsourced organ retrieval and OCS organ management services under our National OCS Program.

All of our revenue has been generated by sales to transplant centers and Organ Procurement Organizations, not-for-profit organizations responsible for recovering organs from deceased donors for transplantation, in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions. In some of those contracts, the promises also include an OCS Console, whether sold or loaned to the customer, as well as organ retrieval and OCS organ management services under our National OCS Program.

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

When a customer order includes disposable sets and organ retrieval or OCS organ management services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are delivered to the customer. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented approximately 13% of net revenue for the three months ended June 30, 2022 and less than 10% of net revenue for the six months ended June 30, 2022.

Under some of our customer clinical trial agreements, we made payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments did not provide us with a separately identifiable benefit, we recorded such payments as a reduction of revenue from the customer, resulting in our net revenue presentation. We did not record any reimbursable clinical trial costs as a reduction of revenue for the three and six months ended June 30, 2022. We recorded reimbursable clinical trial costs as a reduction of revenue of $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively.

Through June 30, 2022, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on maintaining the CE Mark certification.  We applied for re-certification of our CE Marks in the EU under the EU Medical Devices Regulation (Regulation 2017/745), or the MDR, for each of the OCS Heart, the OCS Lung and the OCS Liver, which will otherwise expire in September 2022. Given the delays in processing re-certifications experienced by our notified body as a result of the new MDR process, we believe it is possible that one or more of our CE Marks may not be re-certified by such date.  In that event, we anticipate that sales of our OCS products in the EU would be limited to the level of inventory that was shipped to our EU distribution center prior to that date and would not increase until we obtain the relevant re-certifications.  Failure to recertify the CE Marks prior to their expiration in September 2022 may therefore have a negative impact on our revenue and financial results.

We expect that our net revenue will increase over the long term as a result of receiving PMAs for the OCS Lung, OCS Heart and OCS Liver in the United States. We also expect that our net revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs, though in the shorter term, non-U.S. sales could be impacted by any delays in the CE Mark re-certification process.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production, depreciation of OCS Consoles loaned to customers and the cost of services provided for organ retrieval and OCS organ management services. When we loan an OCS Console to a customer for its use free of charge, we capitalize as property and equipment the cost of our OCS Console and depreciate these assets over the five-year estimated useful life of the console. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. We expect that cost of revenue will increase or decrease in absolute dollars primarily as, and to the extent that, our net revenue increases or decreases.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreement as well as the amortization of debt discount associated with such agreement. We expect our interest expense will increase in connection with a net increase in borrowings under our credit agreement with CIBC, under which we borrowed $60.0 million in July 2022. At that time, we repaid the remaining $35.0 million of principal that had been outstanding under our prior credit agreement with OrbiMed, thereby increasing our total debt by $25.0 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net revenue	$20,521	$8,171	$12,350
Cost of revenue	6,171	2,582	3,589
Gross profit	14,350	5,589	8,761
Operating expenses:
Research, development and clinical trials	6,714	6,295	419
Selling, general and administrative	17,381	9,162	8,219
Total operating expenses	24,095	15,457	8,638
Loss from operations	(9,745)	(9,868)	123
Other income (expense):
Interest expense	(972)	(965)	(7)
Other income (expense), net	(784)	171	(955)
Total other expense, net	(1,756)	(794)	(962)
Loss before income taxes	(11,501)	(10,662)	(839)
Provision for income taxes	(22)	(6)	(16)
Net loss	$(11,523)	$(10,668)	$(855)

Net Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net revenue by geography:
United States	$18,138	$5,758	$12,380
Outside the U.S.	2,383	2,413	(30)
Total net revenue	$20,521	$8,171	$12,350
Net revenue by OCS product:
OCS Lung net revenue	$2,839	$3,572	$(733)
OCS Heart net revenue	8,064	4,599	3,465
OCS Liver net revenue	9,618	—	9,618
Total net revenue	$20,521	$8,171	$12,350

Net revenue from customers in the United States was $18.1 million in the three months ended June 30, 2022 and increased by $12.4 million compared to the three months ended June 30, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets as a result of the FDA approval for these two products in the third quarter of 2021 along with the expansion of our National OCS Program to provide a streamlined solution for transplant centers to use the OCS for all FDA-approved indications for lung, heart and liver. Net revenue from customers who participated in our National OCS Program accounted for approximately 84% of total net revenue from customers in the United States for the three months ended June 30, 2022. Net revenue for each of our disposable products in the table above includes net revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the National OCS Program. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented approximately 13% of net revenue for the three months ended June 30, 2022. The increase in OCS Liver and OCS Heart net revenue was partially offset by lower sales volumes of our OCS Lung disposable sets. Net revenue from sales of OCS Liver disposable sets in the United States increased by $9.6 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product. Net revenue from sales of OCS Heart disposable sets in the United States increased by $3.6 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021 and the additional DCD Heart PMA supplement indication approved by the FDA in April 2022. Net revenue from sales of OCS Lung disposable sets in the United States decreased by $0.8 million due to a decrease in sales volumes of OCS Lung disposable sets.

Net revenue from customers outside the United States was $2.4 million in each of the three months ended June 30, 2022 and 2021. While the sales volumes of disposable sets outside of the United Sets increased from the three months ended June 30, 2021 to the three months ended June 30, 2022, an unfavorable impact of foreign exchange rates of $0.2 million fully offset the increase in sales volumes.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $3.6 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Gross profit increased by $8.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Gross margin was 70% and 68% for the three months ended June 30, 2022 and 2021, respectively. Gross margin increased primarily as a result of economies of scale from higher sales volumes.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,248	$2,086	$162
Clinical trials costs	545	1,071	(526)
Consulting and third-party testing	1,154	1,059	95
Laboratory supplies and research materials	1,491	1,088	403
Other	1,276	991	285
Total research, development and clinical trials expenses	$6,714	$6,295	$419

Total research, development and clinical trials expenses increased by $0.4 million from $6.3 million in the three months ended June 30, 2021 to $6.7 million in the three months ended June 30, 2022. Personnel related, laboratory supplies and research materials and other costs increased by $0.2 million, $0.4 million and $0.3 million, respectively, due to increased activity in our next generation program and ongoing existing research activities. Clinical trial costs decreased by $0.5 million due to the completion of pre-market approval clinical trial enrollment activity following the approval of the OCS Heart and OCS Liver by the FDA in September 2021.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$9,209	$4,934	$4,275
Professional and consultant fees	2,141	1,868	273
Tradeshows and conferences	1,187	617	570
Other	4,844	1,743	3,101
Total selling, general and administrative expenses	$17,381	$9,162	$8,219

Total selling, general and administrative expenses increased by $8.2 million from $9.2 million in the three months ended June 30, 2021 to $17.4 million in the three months ended June 30, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased by $4.3 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Lung, OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $0.5 million due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $0.3 million due to additional sales and administration costs related to the expansion of our National OCS Program. Tradeshows and conferences costs increased by $0.6 million due to more in-person conferences during 2022 than in 2021. Other costs increased by $3.1 million due to increased start-up and logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $1.0 million for each of the three months ended June 30, 2022 and 2021.

Other Expense, Net

Other expense, net for the three months ended June 30, 2022 and 2021 included interest income of less than $0.1 million in each period resulting from interest earned on invested cash balances, and $0.8 million of realized and unrealized foreign currency transactions losses and $0.1 million of realized and unrealized foreign currency transactions gains, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net revenue	$36,401	$15,224	$21,177
Cost of revenue	9,947	4,824	5,123
Gross profit	26,454	10,400	16,054
Operating expenses:
Research, development and clinical trials	14,248	10,827	3,421
Selling, general and administrative	31,320	15,948	15,372
Total operating expenses	45,568	26,775	18,793
Loss from operations	(19,114)	(16,375)	(2,739)
Other income (expense):
Interest expense	(1,932)	(1,917)	(15)
Other income (expense), net	(1,011)	(283)	(728)
Total other expense, net	(2,943)	(2,200)	(743)
Loss before income taxes	(22,057)	(18,575)	(3,482)
Provision for income taxes	(28)	(10)	(18)
Net loss	$(22,085)	$(18,585)	$(3,500)

Net Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net revenue by geography:
United States	$31,699	$11,515	$20,184
Outside the U.S.	4,702	3,709	993
Total net revenue	$36,401	$15,224	$21,177
Net revenue by OCS product:
OCS Lung net revenue	$5,137	$6,002	$(865)
OCS Heart net revenue	13,777	8,780	4,997
OCS Liver net revenue	17,487	442	17,045
Total net revenue	$36,401	$15,224	$21,177

Net revenue from customers in the United States was $31.7 million in the six months ended June 30, 2022 and increased by $20.2 million compared to the six months ended June 30, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets as a result of the FDA approval for these two products in the third quarter of 2021 along with the expansion of our National OCS Program to provide a streamlined solution for transplant centers to use the OCS for all FDA-approved indications for lung, heart and liver. Net revenue from customers who participated in our National OCS Program accounted for approximately 81% of total net revenue from customers in the United States for the six months ended June 30, 2022. Net revenue for each of our disposable products in the table above includes net revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the National OCS Program. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented less than 10% of net revenue for the six months ended June 30, 2022. The increase in OCS Liver and OCS Heart net revenue was partially offset by lower sales volumes of our OCS Lung disposable sets. Net revenue from sales of OCS Liver disposable sets in the United States increased by $17.0 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product. Net revenue from sales of OCS Heart disposable sets in the United States increased by $4.3 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021 and the additional DCD Heart PMA supplement indication approved by the FDA in April 2022. Net revenue from sales of OCS Lung disposable sets in the United States decreased by $1.2 million due to a decrease in sales volumes of OCS Lung disposable sets.

Net revenue from customers outside the United States was $4.7 million in the six months ended June 30, 2022 compared to $3.7 million in the six months ended June 30, 2021. The increase in net revenue from customers outside the United States was primarily due to a progressive return to pre-COVID-19 volumes of transplant procedures in the European market. Net revenue from sales of OCS Heart disposable sets outside the United States increased by $0.7 million due to increased sales volumes of OCS Heart disposable sets. Net revenue from OCS Lung disposable sets increased by $0.3 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to higher sales volumes of OCS Lung disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $5.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Gross profit increased by $16.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Gross margin was 73% and 68% for the six months ended June 30, 2022 and 2021, respectively. Gross margin increased primarily as a result of economies of scale from higher sales volumes.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$4,500	$4,216	$284
Clinical trials costs	1,108	2,048	(940)
Consulting and third-party testing	3,633	1,371	2,262
Laboratory supplies and research materials	2,628	1,498	1,130
Other	2,379	1,694	685
Total research, development and clinical trials expenses	$14,248	$10,827	$3,421

Total research, development and clinical trials expenses increased by $3.4 million from $10.8 million in the six months ended June 30, 2021 to $14.2 million in the six months ended June 30, 2022. Personnel related costs increased by $0.3 million primarily due to an increase in stock-based compensation expense related to additional grants to new and existing employees. Consulting and third-party testing, laboratory supplies and research materials and other costs increased by $2.3 million, $1.1 million and $0.7 million, respectively, due to increased activity in our next generation program and ongoing existing research activities.  Clinical trial costs decreased by $0.9 million due to the completion of pre-market approval clinical trial enrollment activity following the approval of the OCS Heart and OCS Liver by the FDA in September 2021.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$17,596	$8,772	$8,824
Professional and consultant fees	4,229	3,270	959
Tradeshows and conferences	1,640	805	835
Other	7,855	3,101	4,754
Total selling, general and administrative expenses	$31,320	$15,948	$15,372

Total selling, general and administrative expenses increased by $15.4 million from $15.9 million in the six months ended June 30, 2021 to $31.3 million in the six months ended June 30, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased by $8.8 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Lung, OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $1.5 million due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $1.0 million due to additional sales and administration costs related to the expansion of our National OCS Program.  Tradeshows and conferences costs increased by $0.8 million as a result of an increase in in-person activities as restrictions implemented in response to the COVID-19 pandemic were eased. Other costs increased by $4.8 million due to increased start-up and logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $1.9 million for each of the six months ended June 30, 2022 and 2021.

Other Expense, Net

Other expense, net for the six months ended June 30, 2022 and 2021 included interest income of less than $0.1 million and $0.1 million, respectively, resulting from interest earned on invested cash balances, and $1.1 million and $0.4 million of realized and unrealized foreign currency transactions losses, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from sales of preferred stock and borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $58.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(27,500)	$(12,866)
Net cash provided by investing activities	32,529	13,076
Net cash provided by financing activities	642	796
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(865)	(273)
Net increase in cash, cash equivalents and restricted cash	$4,806	$733

Operating Activities

During the six months ended June 30, 2022, operating activities used $27.5 million of cash, primarily resulting from our net loss of $22.1 million and net cash used by changes in our operating assets and liabilities of $13.4 million, partially offset by net non-cash charges of $8.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of an increase in accounts receivable of $7.1 million, an increase in inventory of $4.2 million, an increase in prepaid expenses of $1.2 million, and a decrease in accounts payable and accrued expenses and other liabilities of $1.9 million, partially offset by an increase in operating lease liabilities of $0.9 million.

During the six months ended June 30, 2021, operating activities used $12.9 million of cash, primarily resulting from our net loss of $18.6 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.6 million and net non-cash charges of $5.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a decrease in accounts receivable of $0.6 million and an increase in accounts payable and accrued expenses and other current liabilities of $2.9 million, partially offset by a $1.9 million increase in inventory and a $1.2 million increase in prepaid expenses and other current assets.Changes in accounts receivable, inventory, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities of $32.5 million consisted of proceeds from sales and maturities of marketable securities of $48.3 million, partially offset by purchases of marketable securities of $9.5 million and purchases of property and equipment of $6.2 million.

During the six months ended June 30, 2021, net cash provided by investing activities of $13.1 million consisted of proceeds from sales and maturities of marketable securities of $58.8 million, partially offset by purchases of marketable securities of $45.5 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities of $0.6 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $0.4 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.2 million.

During the six months ended June 30, 2021, net cash provided by financing activities of $0.8 million consisted of proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.2 million and proceeds from the issuance of common stock upon exercise of stock options of $0.6 million.

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC pursuant to which we borrowed $60.0 million, referred to herein as the CIBC Credit Agreement. We used $36.3 million of proceeds of the CIBC Credit Agreement to repay all amounts due under a credit agreement with OrbiMed, entered into in June 2018.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0%

plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. Borrowings under the CIBC Credit Agreement are payable in monthly interest-only payments for the first 24 months, and then payable in equal monthly principal payments plus accrued interest until the maturity date of the CIBC Credit Agreement in July 2027. If certain revenue milestones are met after the first 24 months, we may extend the interest-only repayment period by one additional year. At our option, we may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid after 12 months but prior to 24 months after the closing date.

All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions, including a perfected security interest in substantially all tangible and intangible assets of us and each guarantor. Under the CIBC Credit Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) Trailing Four Month EBITDA Burn (as defined in the CIBC Credit Agreement) (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC;  the requirement, on an annual basis, to deliver to CIBC annual audited financial statements with an unqualified audit opinion from our independent registered public accounting firm (subject to customary exceptions) and a requirement to deliver monthly and quarterly unaudited financial statements; and restrictions on our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants, including the minimum liquidity and audit opinion covenants, failure to maintain deposit accounts with CIBC, and a material adverse change in our business, operations or financial condition.

During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our National OCS Program, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, and seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets. For example, if the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. In addition, following the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•	the amount of net revenue generated by sales of our OCS Consoles, OCS disposable sets and other products that may be approved in the United States and select non-U.S. markets;
•	the costs and expenses of expanding our U.S. and non-U.S. sales and marketing infrastructure and our manufacturing operations;
•	the extent to which our OCS products are adopted by the transplant community;
•	the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using the OCS products;
•	the degree of success we experience in commercializing our OCS products for additional indications;
•	the costs, timing and outcomes of post-approval studies or any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our OCS products;

•	the emergence of competing or complementary technologies or procedures;
•	the number and types of future products we develop and commercialize;
•	the cost of development of the next generation OCS
•	the costs associated with building our commercial operations;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the level of our selling, general and administrative expenses.

We believe that our existing cash, cash equivalents, and marketable securities, in addition to the net proceeds from our debt financing in July 2022, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

The Company held its annual meeting of shareholders on June 1, 2022 (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders voted, as recommended by the Board, on an advisory basis, that the frequency of the shareholder vote to approve the compensation of the named executive officers should be held every year. In light of the recommendation and the result of the non-binding advisory vote, the Company currently intends to hold an advisory vote on the compensation of its named executive officers every year until the next advisory vote on the frequency of stockholder votes on executive compensation.

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

Date: August 3, 2022	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)