Form 10-Q
period 2022-09-30
TransMedics Group, Inc.
filed 2022-11-04
CIK 1756262

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 31,924,220 shares of common stock, no par value per share, outstanding.

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

Some of the key factors that could cause actual results to differ include:

•	that we continue to incur losses;
•	our ability to attract and retain key personnel;
•	our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under our credit agreement to which we will remain subject until maturity;
•	the fluctuation of our financial results from quarter to quarter;
•	our need to raise additional funding and our ability to obtain it on favourable terms, or at all;
•	our ability to use net operating losses and research and development credit carryforwards;
•	our dependence on the success of the Organ Care System, or OCS;
•	our ability to expand access to the OCS through our National OCS Program;
•	the rate and degree of market acceptance of the OCS;
•	our ability to educate patients, surgeons, transplant centers and private and public payors on the benefits offered by the OCS;
•	our ability to improve the OCS platform;
•	our dependence on a limited number of customers for a significant portion of our net revenue;
•	our ability to maintain regulatory approvals or clearances for our OCS products in the United States and European Union;
•	our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•	the timing and our ability to commercialize and market our OCS products;
•	our ability to scale our manufacturing capabilities to meet increasing demand for our products;
•	the performance of our third-party suppliers and manufacturers;
•	price increases of the components of our products;

i

•	the timing or results of post-approval studies and any clinical trials for the OCS;
•	our manufacturing, sales, marketing and clinical support capabilities and strategy;
•	attacks against our information technology infrastructure;
•	the economic, political and other risks associated with our foreign operations;
•	the impact of the outbreak of the novel strain of coronavirus, or COVID-19, including variants of the virus and associated containment, remediation and vaccination efforts;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$204,462	$25,580
Marketable securities	—	66,872
Accounts receivable	22,035	5,934
Inventory	18,575	14,859
Prepaid expenses and other current assets	5,514	5,460
Total current assets	250,586	118,705
Property and equipment, net	18,472	9,841
Restricted cash	500	500
Operating lease right-of-use assets	5,315	5,847
Total assets	$274,873	$134,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,080	$6,651
Accrued expenses and other current liabilities	15,976	16,337
Deferred revenue	226	250
Operating lease liabilities	1,407	—
Total current liabilities	20,689	23,238
Long-term debt, net of discount and current portion	58,540	35,197
Operating lease liabilities, net of current portion	7,787	8,604
Total liabilities	87,016	67,039
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 31,933,984 shares and 27,791,615 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	660,061	510,488
Accumulated other comprehensive loss	(247)	(188)
Accumulated deficit	(471,957)	(442,446)
Total stockholders' equity	187,857	67,854
Total liabilities and stockholders' equity	$274,873	$134,893

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$25,683	$5,370	$62,084	$20,594
Cost of revenue	7,568	1,597	17,515	6,421
Gross profit	18,115	3,773	44,569	14,173
Operating expenses:
Research, development and clinical trials	6,808	5,163	21,056	15,990
Selling, general and administrative	16,851	10,335	48,171	26,283
Total operating expenses	23,659	15,498	69,227	42,273
Loss from operations	(5,544)	(11,725)	(24,658)	(28,100)
Other income (expense):
Interest expense	(787)	(979)	(2,719)	(2,896)
Other expense, net	(1,076)	(249)	(2,087)	(532)
Total other expense, net	(1,863)	(1,228)	(4,806)	(3,428)
Loss before income taxes	(7,407)	(12,953)	(29,464)	(31,528)
Provision for income taxes	(19)	(9)	(47)	(19)
Net loss	$(7,426)	$(12,962)	$(29,511)	$(31,547)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.47)	$(1.03)	$(1.14)
Weighted average common shares outstanding, basic and diluted	30,229,936	27,701,252	28,729,649	27,564,589

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,426)	$(12,962)	$(29,511)	$(31,547)
Other comprehensive income (loss):
Foreign currency translation adjustment	(41)	3	(95)	(26)
Unrealized gains (losses) on marketable securities, net of tax of $0	100	—	36	(10)
Total other comprehensive income (loss)	59	3	(59)	(36)
Comprehensive loss	$(7,367)	$(12,959)	$(29,570)	$(31,583)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2021	27,791,615	$510,488	$(188)	$(442,446)	$67,854
Issuance of common stock upon the exercise of common stock options	164,503	202	—	—	202
Issuance of common stock in connection with employee stock purchase plan	12,465	203	—	—	203
Stock-based compensation expense	—	2,310	—	—	2,310
Foreign currency translation adjustment	—	—	(24)	—	(24)
Unrealized losses on marketable securities	—	—	(73)	—	(73)
Net loss	—	—	—	(10,562)	(10,562)
Balances at March 31, 2022	27,968,583	513,203	(285)	(453,008)	59,910
Issuance of common stock upon the exercise of common stock options	31,592	237	—	—	237
Stock-based compensation expense	—	2,316	—	—	2,316
Issuance of restricted common stock	23,120	—	—	—	—
Foreign currency translation adjustment	—	—	(30)	—	(30)
Unrealized gains on marketable securities	—	—	9	—	9
Net loss	—	—	—	(11,523)	(11,523)
Balances at June 30, 2022	28,023,295	515,756	(306)	(464,531)	50,919
Issuance of common stock in public offering, net of discounts and issuance costs of $676	3,737,500	139,854	—	—	139,854
Issuance of common stock upon the exercise of common stock options	154,316	1,441	—	—	1,441
Issuance of common stock in connection with employee stock purchase plan	17,678	306	—	—	306
Issuance of restricted common stock	2,973	—	—	—	—
Restricted common stock forfeitures	(1,778)	—	—	—	—
Stock-based compensation expense	—	2,704	—	—	2,704
Foreign currency translation adjustment	—	—	(41)	—	(41)
Unrealized gains on marketable securities	—	—	100	—	100
Net loss	—	—	—	(7,426)	(7,426)
Balances at September 30, 2022	31,933,984	$660,061	$(247)	$(471,957)	$187,857

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

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,511)	$(31,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,193	1,351
Stock-based compensation expense	7,330	4,893
Loss on extinguishment of debt	575	—
Loss on sale of marketable securities	107	—
Non-cash interest expense and end of term accretion expense	309	401
Non-cash lease expense	532	—
Net amortization of premiums on marketable securities	381	1,075
Unrealized foreign currency transaction losses	1,733	587
Changes in operating assets and liabilities:
Accounts receivable	(16,287)	2,650
Inventory	(6,094)	(3,964)
Prepaid expenses and other current assets	(98)	(1,392)
Accounts payable	(3,534)	1,226
Accrued expenses and other current liabilities	(8)	2,356
Deferred revenue	—	72
Operating lease liabilities	590	—
Deferred rent	—	76
Net cash used in operating activities	(41,782)	(22,216)
Cash flows from investing activities:
Purchases of property and equipment	(9,143)	(341)
Purchases of marketable securities	(10,496)	(66,694)
Proceeds from sales and maturities of marketable securities	76,916	86,310
Net cash provided by investing activities	57,277	19,275
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	58,509	—
Repayments of long-term debt	(36,050)	—
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions and issuance costs paid	140,014	—
Proceeds from issuance of common stock upon exercise of stock options	1,880	929
Proceeds from issuance of common stock in connection with employee stock purchase plan	509	419
Net cash provided by financing activities	164,862	1,348
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,475)	(493)
Net increase (decrease) in cash, cash equivalents and restricted cash	178,882	(2,086)
Cash, cash equivalents and restricted cash, beginning of period	26,080	25,081
Cash, cash equivalents and restricted cash, end of period	$204,962	$22,995
Supplemental disclosure of non-cash investing activities:
Transfers of inventory to property and equipment	$2,055	$935
Purchases of property and equipment included in accounts payable and accrued expenses	$926	$342
Offering costs included in accounts payable and accrued expenses	$160	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$204,462	$22,495
Restricted cash	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$204,962	$22,995

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $29.5 million for the nine months ended September 30, 2022 and $44.2 million for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $472.0 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash and cash equivalents of $204.5 million as of September 30, 2022 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

The impact of the COVID-19 pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Continued impacts to the Company’s business as a result of COVID-19 may include disruptions to the Company’s manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from other affected countries and within the United States.

While the Company maintains an inventory of finished products and raw materials used in its OCS products, prolonged pandemic-related disruptions could lead to shortages in the raw materials necessary to manufacture its products.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2022 and December 31, 2021, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s net revenue or accounts receivable. For the three months ended September 30, 2022, one customer accounted for 13% of net revenue. For the nine months ended September 30, 2022, one customer accounted for 15% of net revenue. For the three months ended September 30, 2021, two customers accounted for 16% and 12% of net revenue, respectively. For the nine months ended September 30, 2021, one customer accounted for 10% of net revenue. As of September 30, 2022, there were no customers that accounted for more than 10% of accounts receivable. As of December 31, 2021, two customers accounted for 21% and 15% of accounts receivable, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and nine months ended September 30, 2022 and 2021.

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

	As of September 30,
	2022	2021
Warrants to purchase common stock	64,440	64,440
Options to purchase common stock	3,309,558	2,757,648
Employee stock purchase plan	8,886	3,956
Restricted stock awards	24,315	—
	3,407,199	2,826,044

3. Marketable Securities

The Company did not have marketable securities as of September 30, 2022. Marketable securities by security type as of December 31, 2021 consisted of the following (in thousands):

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

4. Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$182,091	$—	$—	$182,091
	$182,091	$—	$—	$182,091

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$11,169	$—	$—	$11,169
Marketable securities:
U.S. Treasury securities	—	63,874	—	63,874
U.S. government agency bonds	—	2,998	—	2,998
	$11,169	$66,872	$—	$78,041

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. Treasury securities and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$9,439	$7,274
Work-in-process	1,721	1,932
Finished goods	7,415	5,653
	$18,575	$14,859

During the nine months ended September 30, 2022 and 2021, the Company made non-cash transfers of OCS Consoles from inventory to property and equipment (OCS Consoles loaned to customers) of $2.1 million and $0.9 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research, development and clinical trials expenses	$2,735	$4,567
Accrued payroll and related expenses	6,064	5,173
Accrued professional fees	1,424	1,973
Accrued other	5,753	4,624
	$15,976	$16,337

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of long-term debt	$60,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	35,000
Debt discount, net of accretion	(1,460)	(511)
Accrued end-of-term payment	—	708
Long-term debt, net of discount and current portion	$58,540	$35,197

OrbiMed Credit Agreement

The Company entered into a credit agreement with OrbiMed Royalty Opportunities II, LP (the “OrbiMed Credit Agreement”) in June 2018, pursuant to which TransMedics borrowed $35.0 million. Borrowings under the OrbiMed Credit Agreement bore interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.0% and a maximum of 4.0%, plus 8.5% (the “Applicable Margin”), subject in the aggregate to a maximum interest rate of 11.5%. In addition, borrowings under the OrbiMed Credit Agreement bore paid-in-kind (“PIK”) interest at an annual rate equal to the amount by which LIBOR plus the Applicable Margin exceeded 11.5%, but not to exceed 12.5%. The PIK interest was added to the principal amount of the borrowings outstanding at the end of each quarter until the repayment of the borrowings in July 2022. Borrowings under the OrbiMed Credit Agreement were repayable in quarterly interest-only payments until the maturity date, at which time all principal and accrued interest was due and payable. At its option, the company could prepay outstanding borrowings under the OrbiMed Credit Agreement. The Company was required to make a final payment in an amount equal to 3.0% of the principal amount of any prepayment or repayment. The final payment and debt discount amounts were being accreted to interest expense over the term of the OrbiMed Credit Agreement using the effective interest method.

In July 2022, the Company repaid amounts due under the OrbiMed Credit Agreement, including $35.0 million of principal repayments and a $1.1 million end of term payment, as well as accrued interest and the OrbiMed Credit Agreement was terminated. Upon repayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of $0.6 million, which was classified as other expense in the consolidated statements of operations.

Canadian Imperial Bank of Commerce Credit Agreement

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), pursuant to which the Company borrowed $60.0 million (the “CIBC Credit Agreement”).

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. Borrowings under the CIBC Credit Agreement are payable in monthly interest-only payments for the first 24 months, and then payable in equal monthly principal payments plus accrued interest until the maturity date of the CIBC Credit Agreement in July 2027. If certain revenue milestones are met after the first 24 months, the Company may extend the interest-only repayment period by one additional year. At the Company’s option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid on or after 12 months after the closing date but prior to 24 months after the closing date.

In connection with entering into the CIBC Credit Agreement, the Company paid upfront fees and other costs of $1.5 million, which were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheet and is being accreted to interest expense over the term of the CIBC Credit Agreement using the effective interest method.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of September 30, 2022, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

The Company assessed all terms and features of the CIBC Credit Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the CIBC Credit Agreement are either clearly and closely associated with a debt host or have a de minimis fair value and, as such, do not require separate accounting as a derivative liability.

As of September 30, 2022, the interest rate applicable to borrowings under the CIBC Credit Agreement was 4.5%. During the three months ended September 30, 2022, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 5.2%.

8. Stock-Based Compensation

2019 Stock Incentive Plan

The Company’s 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Plan was 3,428,571 shares, plus the number of shares underlying awards under the previously outstanding 2014 Stock Incentive Plan (the “2014 Plan”), not to exceed 1,595,189 shares, that expire or are terminated, surrendered, or canceled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant. Since the effectiveness of the Company’s 2019 Plan in April 2019, no future awards will be made under the 2014 Plan.

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of September 30, 2022, 819,791 shares of common stock were available for issuance under the 2019 Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock are reserved for issuance under the 2019 ESPP. During the nine months ended September 30, 2022, 30,143 shares of common stock were issued under the 2019 ESPP and as of September 30, 2022, 290,453 shares of common stock remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company.  A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. As of September 30, 2022, 616,100 shares of common stock remained available for issuance under the Inducement Plan.

Stock Option Activity

During the nine months ended September 30, 2022, the Company granted options under the 2019 Plan and the Inducement Plan to its employees and directors with service-based vesting for the purchase of an aggregate of 1,057,510 shares of common stock with a weighted average grant-date fair value of $8.91 per share.

Restricted Common Stock Activity

During the nine months ended September 30, 2022, the Company granted shares of restricted common stock. Shares of unvested restricted common stock may not be sold or transferred by the holder. If the holder’s service to the Company and its affiliates ceases for any reason, unvested shares of restricted common stock held by these individuals will immediately be forfeited for no consideration, as defined in the restricted stock agreement.

During the nine months ended September 30, 2022, the Company granted 26,093 shares of restricted common stock under the 2019 Plan to consultants with service-based vesting conditions and a weighted-average grant-date fair value of $28.74 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$33	$20	$89	$52
Research, development and clinical trials expenses	394	312	1,079	829
Selling, general and administrative expenses	2,277	1,641	6,162	4,012
	$2,704	$1,973	$7,330	$4,893

 As of September 30, 2022, total unrecognized compensation cost related to unvested share-based awards was $21.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

9. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory and manufacturing space under two non-cancelable operating leases. There have been no material changes to the Company’s leases during the nine months ended September 30, 2022. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2021.

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

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of September 30, 2022 and December 31, 2021, the Company had not made any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 and December 31, 2021.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of September 30, 2022 was $8.0 million.

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

10. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 11 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets by country(1):
United States	$17,886	$9,085
All other countries	586	756
Total long-lived assets	$18,472	$9,841

(1)	The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

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

The reconciliation of gross revenue to net revenue for these certain payments is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross revenue from sales to customers	$24,303	$5,413	$60,704	$21,717
Less: clinical trial payments	(1,380)	43	(1,380)	1,123
Total net revenue	$25,683	$5,370	$62,084	$20,594

Clinical trial payments for the three and nine months ended September 30, 2022 include adjustments for certain clinical trial accrual estimates. As clinical trials reach the end of their follow up period, the Company updates its accrual estimates. The Company will continue to update its clinical trial accrual estimates as all information related to clinical trial payments is received.

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, as operating expenses.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by product type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue by OCS product:
OCS Lung net revenue	$1,599	$2,522	$6,736	$8,524
OCS Heart net revenue	11,541	2,848	25,318	11,628
OCS Liver net revenue	12,543	—	30,030	442
Total net revenue	$25,683	$5,370	$62,084	$20,594

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue by country(1):
United States	$23,285	$3,112	$54,984	$14,627
All other countries	2,398	2,258	7,100	5,967
Total net revenue	$25,683	$5,370	$62,084	$20,594

(1)	Net revenue by country is categorized based on the location of the end customer.

When a customer order includes disposable sets and organ retrieval or OCS organ management services, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are delivered to the customer. Net revenue during the three and nine months ended September 30, 2022 included service revenue comprising approximately 17% and 13%, respectively, of net revenue relating to organ retrieval and OCS organ management services sold under the National OCS Program, the Company’s turnkey solution to provide outsourced organ retrieval and OCS organ management.

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of September 30, 2022 and December 31, 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

The Company generally satisfies performance obligations within one year of the contract inception date. As of September 30, 2022, the Company’s wholly or partially unsatisfied performance obligations totaled $1.6 million and are expected to be completed within the next year.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors.  The Company paid Dr. Amira Hassanein approximately $0.1 million and $0.3 million in total compensation for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million in total compensation for the three and nine months ended September 30, 2021, respectively, for her services as an employee.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of lung, heart and liver transplantations, making the OCS the only multi-organ technology platform. We have commercialized the OCS Lung and OCS Heart outside of the United States. All three of our products, OCS Lung, OCS Heart, and OCS Liver have received Pre-Market Approval, or PMA, from the Food and Drug Administration, or FDA, as follows:

•	OCS Lung for the preservation of standard criteria donor lungs for double-lung transplantation;
•	OCS Lung for the preservation of donor lungs initially deemed unsuitable due to limitations of cold storage for double-lung transplantation;
•	OCS Heart for the preservation of DBD donor hearts deemed unsuitable due to limitations of cold storage (e.g. >4 hours of cross-clamp time);
•	OCS Heart for the ex vivo reanimation, functional monitoring, and beating-heart preservation of DCD hearts; and
•	OCS Liver for the preservation of DBD and DCD donor livers < 55 years old, macrosteatosis <15% and with < 30 mins of warm ischemia time.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing our National OCS Program; developing our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the sale of common stock in our public offerings, and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate net revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated net revenue of $62.1 million and incurred a net loss of $29.5 million for the nine months ended September 30, 2022. We generated net revenue of $30.3 million and incurred a net loss of $44.2 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $472.0 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our National OCS Program; scaling our manufacturing operations; building our commercial operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including new indications, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

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

As of September 30, 2022, we had cash and cash equivalents of $204.5 million. We believe that our cash and cash equivalents will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

Economic Impacts and COVID-19

Inflation, changes in trade policies, and the imposition of duties and tariffs have and could continue to adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs.  For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity and market prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions have and could continue to result in a variety of risks to our business, including impacts on demand and pricing for our products and difficulty in forecasting our financial results. A weak or declining economy also could strain our suppliers, possibly resulting in supply chain disruptions.

The COVID-19 pandemic, including efforts to contain the spread of the coronavirus, has impacted, and may continue to impact, our business, financial condition, operating results and cash flows, including as a result of the impact of new variants. Continued impacts to our business as a result of COVID-19 may include disruptions to our manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from other affected countries and within the United States.

While we maintain an inventory of finished products and raw materials used in our OCS products, further prolonged pandemic-related disruptions could lead to shortages in the raw materials necessary to manufacture our products. The extent to which COVID-19 impacts operations of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If we experience a prolonged disruption in our manufacturing, supply chains, or commercial operations, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

When a customer order includes disposable sets and organ retrieval or OCS organ management services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are delivered to the customer. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented approximately 17% of net revenue for the three months ended September 30, 2022 and 13% of net revenue for the nine months ended September 30, 2022.

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

Through September 30, 2022, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the CE Mark certifications for each of our OCS products. As required by the EU Medical Devices Regulation (Regulation 2017/745), or the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE Mark in September 2022 for the OCS Liver Console and disposables.  We have applied for and expect to receive the CE Mark for the OCS Liver combined with our solution additives under the MDR within the next 12 months.

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

Gross profit is the amount by which our net revenue exceeds our cost of revenue in each reporting period. We calculate gross margin as gross profit divided by net revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing overhead costs, direct labor, the cost of services provided in the National OCS Program, the selling price of our OCS products and fluctuations in amounts paid by us to customers related to reimbursements of their clinical trial expenses during clinical trials.

We expect that cost of revenue as a percentage of net revenue will moderately decrease and gross margin and gross profit will moderately increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to economies of scale, our product enhancements improve manufacturing efficiency, and our revenue mix continues to change as we provide more services and the efficiency in the provisioning of these services improves due to scale and experience .We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreements as well as the amortization of debt discount associated with such agreements. In July 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, under which we borrowed $60.0 million. At that time, we repaid the remaining $35.0 million of principal that had been outstanding under our prior credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net revenue	$25,683	$5,370	$20,313
Cost of revenue	7,568	1,597	5,971
Gross profit	18,115	3,773	14,342
Operating expenses:
Research, development and clinical trials	6,808	5,163	1,645
Selling, general and administrative	16,851	10,335	6,516
Total operating expenses	23,659	15,498	8,161
Loss from operations	(5,544)	(11,725)	6,181
Other income (expense):
Interest expense	(787)	(979)	192
Other expense, net	(1,076)	(249)	(827)
Total other expense, net	(1,863)	(1,228)	(635)
Loss before income taxes	(7,407)	(12,953)	5,546
Provision for income taxes	(19)	(9)	(10)
Net loss	$(7,426)	$(12,962)	$5,536

Net Revenue

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net revenue by geography:
United States	$23,285	$3,112	$20,173
Outside the U.S.	2,398	2,258	140
Total net revenue	$25,683	$5,370	$20,313
Net revenue by OCS product:
OCS Lung net revenue	$1,599	$2,522	$(923)
OCS Heart net revenue	11,541	2,848	8,693
OCS Liver net revenue	12,543	—	12,543
Total net revenue	$25,683	$5,370	$20,313

Net revenue from customers in the United States was $23.3 million in the three months ended September 30, 2022 and increased by $20.2 million compared to the three months ended September 30, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets as a result of the FDA approval for these two products in the third quarter of 2021 along with the expansion of our National OCS Program to provide a streamlined solution for transplant centers to use the OCS for all FDA-approved indications for lung, heart and liver. The increase in OCS Liver and OCS Heart net revenue was partially offset by lower sales volumes of our OCS Lung disposable sets. Net revenue from customers who participated in our National OCS Program accounted for approximately 90% of total net revenue from customers in the United States for the three months ended September 30, 2022. Net revenue for each of our disposable products in the table above includes net revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the National OCS Program. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented approximately 17% of net revenue for the three months ended September 30, 2022. Net revenue from sales of OCS Liver disposable sets in the United States increased by $12.5 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product. Net revenue from sales of OCS Heart disposable sets in the United States increased by $8.5 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021 and the additional DCD Heart PMA supplement indication approved by the FDA in April 2022. Net revenue from sales of OCS Lung disposable sets in the United States decreased by $0.9 million due to a decrease in sales volumes of OCS Lung disposable sets.

Net revenue from customers outside the United States was $2.4 million in the three months ended September 30, 2022 and increased by $0.1 million compared to the three months ended September 30, 2021. Net revenue outside of the United States increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to increased pricing. This increase was partially offset by an unfavorable impact of foreign exchange rates of $0.3 million.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $6.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Gross profit increased by $14.3 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Gross profit in the three months ended September 30, 2022 included a favorable impact of $1.4 million as a result of changes in estimates of certain clinical trial accruals. Gross margin was 71% and 70% for the three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$2,351	$2,141	$210
Clinical trials costs	630	738	(108)
Consulting and third-party testing	815	720	95
Laboratory supplies and research materials	1,581	593	988
Other	1,431	971	460
Total research, development and clinical trials expenses	$6,808	$5,163	$1,645

Total research, development and clinical trials expenses increased by $1.6 million from $5.2 million in the three months ended September 30, 2021 to $6.8 million in the three months ended September 30, 2022. Laboratory supplies and research materials and other costs increased by $1.0 million and $0.5 million, respectively, due to increased activity in our next generation program and ongoing existing research activities.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$9,961	$5,607	$4,354
Professional and consultant fees	1,789	1,638	151
Tradeshows and conferences	838	246	592
Other	4,263	2,844	1,419
Total selling, general and administrative expenses	$16,851	$10,335	$6,516

Total selling, general and administrative expenses increased by $6.5 million from $10.3 million in the three months ended September 30, 2021 to $16.9 million in the three months ended September 30, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased by $4.4 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Lung, OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $0.6 million due primarily to additional grants to new and existing employees. Tradeshows and conferences costs increased by $0.6 million as a result of an increase in in-person activities as restrictions implemented in response to the COVID-19 pandemic were eased. Other costs increased by $1.4 million due to increased start-up and logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $0.8 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in principal under our new debt agreement was more than offset by a lower interest rate on our new debt.

Other Expense, Net

Other expense, net for the three months ended September 30, 2022 and 2021 included interest income of $0.4 million and less than $0.1 million, respectively, from interest earned on invested cash balances, and $0.9 million and $0.3 million of realized and unrealized foreign currency transactions losses, respectively. Other expense, net for the three months ending September 30, 2022 also includes a loss on extinguishment of debt of $0.6 million.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net revenue	$62,084	$20,594	$41,490
Cost of revenue	17,515	6,421	11,094
Gross profit	44,569	14,173	30,396
Operating expenses:
Research, development and clinical trials	21,056	15,990	5,066
Selling, general and administrative	48,171	26,283	21,888
Total operating expenses	69,227	42,273	26,954
Loss from operations	(24,658)	(28,100)	3,442
Other income (expense):
Interest expense	(2,719)	(2,896)	177
Other expense, net	(2,087)	(532)	(1,555)
Total other expense, net	(4,806)	(3,428)	(1,378)
Loss before income taxes	(29,464)	(31,528)	2,064
Provision for income taxes	(47)	(19)	(28)
Net loss	$(29,511)	$(31,547)	$2,036

Net Revenue

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net revenue by geography:
United States	$54,984	$14,627	$40,357
Outside the U.S.	7,100	5,967	1,133
Total net revenue	$62,084	$20,594	$41,490
Net revenue by OCS product:
OCS Lung net revenue	$6,736	$8,524	$(1,788)
OCS Heart net revenue	25,318	11,628	13,690
OCS Liver net revenue	30,030	442	29,588
Total net revenue	$62,084	$20,594	$41,490

Net revenue from customers in the United States was $55.0 million in the nine months ended September 30, 2022 and increased by $40.4 million compared to the nine months ended September 30, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets as a result of the FDA approval for these two products in the third quarter of 2021 along with the expansion of our National OCS Program to provide a streamlined solution for transplant centers to use the OCS for all FDA-approved indications for lung, heart and liver. The increase in OCS Liver and OCS Heart net revenue was partially offset by lower sales volumes of our OCS Lung disposable sets. Net revenue from customers who participated in our National OCS Program accounted for approximately 85% of total net revenue from customers in the United States for the nine months ended September 30, 2022. Net revenue for each of our disposable products in the table above includes net revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the National OCS Program. Net revenue relating to organ retrieval and OCS organ management services sold under our National OCS Program represented 13% of net revenue for the nine months ended September 30, 2022. Net revenue from sales of OCS Liver disposable sets in the United States increased by $29.6 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product. Net revenue from sales of OCS Heart disposable sets in the United States increased by $12.8 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021 and the additional DCD Heart PMA supplement indication approved by the FDA in April 2022. Net revenue from sales of OCS Lung disposable sets in the United States decreased by $2.0 million due to a decrease in sales volumes of OCS Lung disposable sets.

Net revenue from customers outside the United States was $7.1 million in the nine months ended September 30, 2022 compared to $6.0 million in the nine months ended September 30, 2021. The increase in net revenue from customers outside the United States was primarily due to a progressive return to pre-COVID-19 volumes of transplant procedures in the European market. Net revenue from sales of OCS Heart disposable sets and OCS Lung disposable sets outside the United States increased due to higher sales volumes and to a lesser extent price increases. The increase in net revenue outside of the United States was partially offset by an unfavorable impact of foreign exchange rates of $2.4 million.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue increased by $11.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Gross profit increased by $30.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Gross profit in the nine months ended September 30, 2022 included a favorable impact of $1.4 million as a result of changes in estimates of certain clinical trial accruals. Gross margin was 72% and 69% for the nine months ended September 30, 2022 and 2021, respectively. Gross margin increased primarily as a result of economies of scale from higher sales volumes, partially offset by the unfavorable impact of foreign exchange rates.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,851	$6,357	$494
Clinical trials costs	1,738	2,786	(1,048)
Consulting and third-party testing	4,448	2,091	2,357
Laboratory supplies and research materials	4,209	2,091	2,118
Other	3,810	2,665	1,145
Total research, development and clinical trials expenses	$21,056	$15,990	$5,066

Total research, development and clinical trials expenses increased by $5.1 million from $16.0 million in the nine months ended September 30, 2021 to $21.1 million in the nine months ended September 30, 2022. Personnel related costs increased by $0.5 million primarily due to an increase in stock-based compensation expense of $0.3 million related to additional grants to new and existing employees. Consulting and third-party testing, laboratory supplies and research materials and other costs increased by $2.4 million, $2.1 million and $1.1 million, respectively, due to increased activity in our next generation program and ongoing existing research activities.  Clinical trial costs decreased by $1.0 million due to the completion of pre-market approval clinical trial enrollment activity following the approval of the OCS Heart and OCS Liver by the FDA in September 2021.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$27,557	$14,379	$13,178
Professional and consultant fees	6,018	4,908	1,110
Tradeshows and conferences	2,478	1,051	1,427
Other	12,118	5,945	6,173
Total selling, general and administrative expenses	$48,171	$26,283	$21,888

Total selling, general and administrative expenses increased by $21.9 million from $26.3 million in the nine months ended September 30, 2021 to $48.2 million in the nine months ended September 30, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and other costs. Personnel related costs increased by $13.2 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $2.2 million due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $1.1 million due to additional sales and administration costs related to the expansion of our National OCS Program. Tradeshows and conferences costs increased by $1.4 million as a result of an increase in in-person activities as restrictions implemented in response to the COVID-19 pandemic were eased. Other costs increased by $6.2 million due to increased start-up and logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $2.7 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in principal under our new debt agreement was more than offset by a lower interest rate on our new debt.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2022 and 2021 included interest income of $0.4 million and $0.1 million, respectively, resulting from interest earned on invested cash balances, and $1.9 million and $0.6 million of realized and unrealized foreign currency transactions losses, respectively. Other expense, net for the nine months ending September 30, 2022 also includes a loss on extinguishment of debt of $0.6 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

On August 9, 2022 we completed an underwritten public offering of our common stock, which resulted in the sale of 3,737,500 shares of common stock, inclusive of 487,500 shares we sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by us from the offering were approximately $139.9 million, after deducting underwriting discounts and commissions as well as other offering costs of $0.7 million.

As of September 30, 2022, we had cash and cash equivalents of $204.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(41,782)	$(22,216)
Net cash provided by investing activities	57,277	19,275
Net cash provided by financing activities	164,862	1,348
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,475)	(493)
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,882	$(2,086)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $41.8 million of cash, primarily resulting from our net loss of $29.5 million and net cash used by changes in our operating assets and liabilities of $25.4 million, partially offset by net non-cash charges of $13.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of an increase in accounts receivable of $16.3 million, an increase in inventory of $6.1 million, and a decrease in accounts payable and accrued expenses and other current liabilities of $3.5 million, partially offset by an increase in operating lease liabilities of $0.6 million.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities of $57.3 million consisted of proceeds from sales and maturities of marketable securities of $76.9 million, partially offset by purchases of marketable securities of $10.5 million and purchases of property and equipment of $9.1 million.

During the nine months ended September 30, 2021, net cash provided by investing activities of $19.3 million consisted of proceeds from sales and maturities of marketable securities of $86.3 million, partially offset by purchases of marketable securities of $66.7 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities of $164.9 million consisted of net proceeds from our public offering of $140.0 million, proceeds from the issuance of long-term debt, net of issuance costs of $58.5 million, proceeds from the issuance of common stock upon exercise of stock options of $1.9 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.5 million, partially offset by the repayments of long-term debt of $36.1 million.

During the nine months ended September 30, 2021, net cash provided by financing activities of $1.3 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $0.9 million and proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.4 million.

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC pursuant to which we borrowed $60.0 million, referred to herein as the CIBC Credit Agreement. We used proceeds of the CIBC Credit Agreement to repay all amounts due under our credit agreement with OrbiMed, entered into in June 2018.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. Borrowings under the CIBC Credit Agreement are payable in monthly interest-only payments for the first 24 months, and then payable in equal monthly principal payments plus accrued interest until the maturity date of the CIBC Credit Agreement in July 2027. If certain revenue milestones are met after the first 24 months, we may extend the interest-only repayment period by one additional year. At our option, we may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid after 12 months but prior to 24 months after the closing date.

All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of September 30, 2022, we were in compliance with all covenants of the CIBC Credit Agreement.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2021 Form 10-K and additional risks below.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of September 30, 2022, our outstanding principal balance of long-term debt under our credit agreement with Canadian Imperial Bank of Commerce, or CIBC, was $60.0 million, which we refer to as the CIBC Credit Agreement. We could incur additional indebtedness in the future. Our payment obligations under the CIBC Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the CIBC Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance our indebtedness under the CIBC Credit Agreement, which matures in July 2027.

Our obligations under the CIBC Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned material subsidiaries. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the CIBC Credit Agreement contains covenants requiring certain financial performance metrics and restricting our activities, including (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. Failure to comply with the covenants in the CIBC Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the CIBC Credit Agreement, which are also subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory approvals and a material adverse change in our business, operations or other financial condition. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent and collateral agent (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022).

10.2

Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., TransMedics, Inc., TransMedics B.V. and Canadian Imperial Bank of Commerce (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022).

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

Date: November 4, 2022	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)