Form 10-K
period 2022-12-31
TransMedics Group, Inc.
filed 2023-02-27
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, based on the last reported sale price of the registrant’s common stock of $31.45 per share was $841.3 million. As of February 15, 2023, the registrant had 32,196,219 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders scheduled to be held on May 25, 2023, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part II and Part III of this Form 10-K.

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

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or will occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

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
•
our need to raise additional funding and our ability to obtain it on favorable terms, or at all;
•
our ability to use net operating losses and research and development credit carryforwards;
•
our dependence on the success of the Organ Care System, or OCS;
•
our ability to expand access to the OCS through our National OCS Program;
•
our ability to scale our manufacturing and sterilization capabilities to meet increasing demand for our products;
•
the rate and degree of market acceptance of the OCS;
•
our ability to educate patients, surgeons, transplant centers and private and public payors on the benefits offered by the OCS;
•
our ability to improve the OCS platform and develop the next generation of the OCS products;
•
our dependence on a limited number of customers for a significant portion of our revenue;
•
our ability to maintain regulatory approvals or clearances for our OCS products in the United States and European Union;

•
our ability to adequately respond to the Food and Drug Administration, or FDA, follow-up inquiries in a timely manner;
•
the performance of our third-party suppliers and manufacturers;
•
our dependence on third parties to transport donor organs and medical personnel for our National OCS Program;
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

Item 1. Business.

Overview

We are a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our National OCS Program, or NOP, an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval, or PMA, from the Food and Drug Administration, or FDA. Also, all three of our products, OCS Heart, OCS Lung and OCS Liver are approved for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

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

We developed the NOP to provide additional capabilities to transplant centers for the complicated organ procurement process that often requires resources and logistics beyond a transplant center’s existing capabilities and capacity, thereby limiting the number of organs the transplant center may be able to retrieve. Our NOP provides trained organ procurement surgeons, clinical specialists and transplant coordinators that provide an end-to-end clinical solution using our OCS technology. This enables transplant centers the ability to utilize the OCS to procure and transplant more organs for their patients than they would otherwise be able to do without increasing their own staff.

We believe the OCS and the NOP will drive significant benefits to all stakeholders in the field of organ transplantation. For patients, we believe the OCS and the NOP provide additional access to life-saving transplants and allow for quicker recovery following transplantation. For hospitals, we believe the OCS and NOP provide a means to increase transplant volume, treat more patients, enhance provider status and improve transplant program economics. Finally, we believe the OCS and NOP provide payors with a more cost-effective treatment for end-stage organ failure and reduces exposure to significant post-transplant complication costs and extended hospital stays.

Our OCS products and NOP services are reimbursed in the United States through existing, standard commercial transplant billing mechanisms. The Medicare program and private payors had been providing reimbursement for the OCS Lung, OCS Heart and OCS Liver during the U.S. pivotal trials and have continued providing reimbursement for our products and services following FDA approval. We are in the process of seeking long-term reimbursement for our products outside of the United States.

Our corporate headquarters, manufacturing and clinical training facilities are located in Andover, Massachusetts. We also have a geographically distributed team in the United States supporting our National OCS Program. We have additional distribution and commercial operations in Europe. As of December 31, 2022, we employed 212 people globally, most of whom were full-time employees. We generated $93.5 million, $30.3 million and $25.6 million of total revenue during the years ended December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth of 208.8% and 18.0% in 2022 and 2021, respectively. Our business model is characterized by a high level of recurring revenue, which is derived primarily from sales of our single-use, organ-specific disposable sets that are required for each transplant using the OCS and services provided to transplant centers by our NOP.

Our Competitive Strengths

We believe the continued growth of our company will be driven by the following competitive strengths:

•
Only FDA approved, portable, multi-organ, warm perfusion platform

Our Organ Care System is the only FDA approved portable, multi-organ, warm perfusion device on the market. Portability is a critical aspect in reducing the ischemic injury to the organ before transplantation, thereby reducing post-transplant complications and allowing the utilization of more organs for transplant. The multi-organ platform allows for the standardization of use across transplant programs.

•
National OCS Program

Our National OCS Program was developed to provide a more efficient process to procure donor organs with the OCS. As we expect the number of transplants to increase and the retrieval distance to extend, we believe the field will need alternatives to the current model in which the recipient transplant center sends its team to the donor site for retrieval. Our National OCS Program provides a turnkey solution that leverages the technical advantage of the OCS and provides transplant centers with a more efficient way to increase their volume of transplants without significantly increasing resources.

•
Significant body of strong clinical evidence

In order to receive FDA approval for our PMA products, we have conducted a very large number of clinical trials with very large numbers of patient participants, with the results of these trials published in leading medical journals. We have also initiated post-market registries for all of our products and plan to continue to provide the scientific results of these registries to the clinical user community.

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

•
Subjects the donor organs to severe time-dependent ischemic injury

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

•
No organ optimization capability

Given the non-physiologic environment, cold storage does not allow for any therapeutic interventions to optimize the condition of the donor organs. This further limits utilization of available donor organs for transplantation and could negatively impact post-transplant outcomes. It is well demonstrated that donor organs benefit from some form of optimization to replenish depleted levels of substrates, hormones, and electrolytes that are significantly altered or used up during the donation process.

•
No organ viability assessment capability

During cold storage, the organs are not physiologically active, nor functioning; thus, there are no means for evaluating the suitability of these organs for transplantation. This further limits utilization of available organs as donor populations worldwide are growing older and have concomitant risk factors that benefit from sophisticated diagnostic evaluation capabilities to predict whether the donor organ is suitable and safe to transplant.

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

The OCS Technology Platform

We developed the OCS, the first and only FDA approved portable, multi-organ, warm perfusion platform, to leverage proprietary core technologies across multiple organs. For each OCS product, we supplement the platform with organ-specific, customized and proprietary technologies. To date, we have developed three OCS products, one for each of lung, heart and liver transplantation. OCS products for additional organs are under development.

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

•
Allows for organ viability assessment

Enables diagnostic evaluation of the donor organ using currently acceptable clinical standards to evaluate the organ’s suitability for transplantation and to maximize the post-transplant outcomes.

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

The key elements of our strategy are:

•
Grow the adoption of the OCS at existing transplant center customers and expand the number of centers utilizing OCS and NOP. We are focused on driving adoption of the OCS and NOP at leading, high volume transplant programs as well as expanding utilization to medium and smaller centers that can utilize OCS and NOP to provide transplants to more patients.

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
•
Expand internationally by accessing national reimbursement for OCS in key European countries. We have begun the development of required comprehensive material for various national healthcare systems throughout Europe. We believe international expansion will be an additional growth driver for us in the long term.

Commercialization

We commercialize our products through two channels: our NOP and a direct acquisition model. Our NOP enables transplant centers to outsource the retrieval and organ management process to our trained organ procurement surgeons, clinical specialists and transplant coordinators using our OCS products. Our offering allows the transplant center to focus their internal resources on the transplant surgery and patient care. Utilizing our NOP saves the transplant center from investing in additional resources to support higher volumes and longer distance retrievals. Since the launch of the NOP, our sales of the OCS have primarily been through the NOP.

Our direct acquisition model is provided to transplant centers who are interested in training their own teams for retrieval and organ management on the OCS. Customer users are certified on the use of OCS at our training facility. Customers in the direct acquisition channel keep inventory of OCS disposables available and order replenishment as they are used. All of our international customers and a small number of our U.S. customers purchase our OCS products through the direct acquisition model.

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

Medicare and private payors provided reimbursement for the OCS Lung, OCS Heart and OCS Liver during the U.S. pivotal trials and have provided reimbursement for the OCS Lung, OCS Heart and OCS Liver following their FDA approvals. This has established multiple years of billing precedent. We believe these established methods will continue to facilitate commercial reimbursement for the OCS Lung, OCS Heart and OCS Liver. Reimbursement outside of the United States follows a similar overall structure; however, reimbursement decisions are required in each individual country and may require national health systems to review and approve OCS reimbursement for each organ-specific product. Currently, national healthcare systems do not reimburse transplant centers for the use of the OCS and reimbursement in international markets may require us to undertake additional clinical studies. However, international hospitals using the OCS currently pay for the OCS from their hospital budget or charitable funds. We are in the process of seeking long-term reimbursement for our OCS products in several jurisdictions.

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

As of December 31, 2022, our owned and licensed patent portfolio consisted of approximately 297 issued patents and pending patent applications worldwide, including in the United States, Australia, Europe, Canada, China, Israel, New Zealand and Japan. Our owned portfolio includes patents and applications related to one or more of the OCS Lung, OCS Heart, OCS Liver and solutions. In the United States, our owned portfolio includes about 29 issued patents and 10 pending applications. Outside the United States, our owned portfolio includes about 209 issued patents and 49 pending applications. Issued patents in our portfolio are expected to expire between 2025 and 2036, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. If granted, the pending U.S. and foreign patent applications in our portfolio are expected to expire between 2025 and 2036, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2022, our patent portfolio relating to the OCS Lung includes a family comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a lung ex vivo using both perfusion and ventilation. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Ireland, Israel, Italy, Japan, Hong Kong, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2029, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2022, our patent portfolio relating to the OCS Heart includes a family comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a heart ex vivo. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2036, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Heart, U.S. Patent No. 7,651,835, which, if granted, would expire in 2032.

As of December 31, 2022, our patent portfolio relating to the OCS Liver includes a family of issued and pending patent applications with claims that are generally directed to certain systems, including perfusion circuits for perfusing a liver ex vivo. Such patents are issued in the United States and Australia, and applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and New Zealand. This patent and any patents issued from pending patent applications are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Liver, U.S. Patent No. 10,076,112, which, if granted, would expire in 2035.

As of December 31, 2022, our patent portfolio relating to the OCS Solutions includes a family comprised of patents and patent applications with claims that are generally directed to compositions of certain perfusion fluids. Such patents are issued in the United States, Australia, China, Israel, Japan, New Zealand and patent applications are pending in the United States, Canada, China, Europe, Hong Kong, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2032, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

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
our NOP;
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

Research, Development and Clinical Trial Operations

Our research, development and clinical trial operations function consists of a dedicated clinical trial team that has trial management, data collection and biostatistics expertise. Our product engineering function consists of a multi-disciplinary engineering team that has electrical, mechanical, systems and software engineering expertise. Our regulatory function includes a team with both U.S. and international medical device regulatory expertise and is supported by senior FDA regulatory advisors and outside legal counsel. For the years ended December 31, 2022, 2021 and 2020 our research, development and clinical trials expenses were $26.8 million, $22.3 million and $18.8 million, respectively.

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

Manufacturing, Supply and Operations

We design and assemble our OCS Consoles and disposable OCS Perfusion Sets at our facility in Andover, Massachusetts. We have recently increased the size of our manufacturing facility at the Andover site and expect this to be certified by the FDA in the near future. We believe this expanded facility’s capacity is sufficient to cover the next several years of forecasted demand. We have added a second shift to our existing cleanroom and we have the ability to add additional shifts to the new, expanded, cleanroom to further increase production capacity. We manufacture our sterilized disposable OCS Perfusion Sets in a class 10,000 cleanroom. We source many of the components for the OCS Console and OCS Perfusion Sets from third-party suppliers that are required to manufacture and test them according to our specifications. We purchase some of the components of the OCS Console and OCS Perfusion Set from single-source suppliers and, in a few cases, sole-source suppliers. We rely on third parties to sterilize our products prior to sale.

We source the OCS Solutions using our proprietary formulas from third-party suppliers. Fresenius is our single-source supplier of OCS Solutions for the OCS Lung and OCS Heart. Our agreement with Fresenius for the supply of OCS Lung Solution was originally through April 2022 and was automatically extended for 24 months through April 2024. Upon expiration the agreement will continue to extend for subsequent periods of 24 months each, unless terminated by either party at least 12 months prior to the end of the initial term or the then-current extension term. We may also terminate this agreement with 12 months’ notice if we request that Fresenius qualifies a second manufacturing plant or qualifies a reputable third party to manufacture the OCS Lung Solution and Fresenius fails to respond to this request. Our agreement with Fresenius includes an obligation to meet certain annual minimum purchase commitments based upon rolling order forecasts that we provided to Fresenius in accordance with this agreement. Our agreement with Fresenius for the supply of OCS Heart Solution has one-year evergreen terms, terminable by either party at least 12 months prior to the end of the then-current term.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a PMA or issuance of a de novo classification order. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent and regulatory controls needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and/or the user and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and device malfunctions, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting a substantial equivalence determination that provides permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or a device that was reclassified from Class III to Class II or I, or another commercially available device that was cleared through the 510(k) process or that was granted marketing authorization through the de novo classification process under section 513(f)(2) of the FDCA. We received 510(k) clearance for the OCS Lung Solution for cold flush, storage and transportation of donor lungs in July 2021, and for the OCS Lung Donor Flush Set in November 2022.

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
•
OCS Heart for the ex vivo reanimation, functional monitoring, and beating-heart preservation of donation-after-circulatory-death (DCD) hearts; and
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

During the PMA review, the FDA assesses whether the data and information in the PMA constitute valid scientific evidence to support a determination that there is a reasonable assurance that the device is safe and effective for its intended use(s) based on the proposed labeling. The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported a PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition a PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and effectiveness data for the device in a larger population or for a longer period of use. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design or performance specifications, which affect the safety or effectiveness of the device, require submission and approval of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory committee. Certain other changes to an approved device require the submission and approval of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

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

For all devices other than low risk devices (i.e., Class I non-sterile, non-measuring devices), a conformity assessment procedure requires the intervention of a notified body. The notified body must audit and examine a product’s technical dossier and the manufacturer's quality system. If satisfied that the relevant product conforms to the relevant GSPRs, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then affix the CE Mark to the device, which allows the device to be placed on the market throughout the European Union (and by extension the European Economic Area). Once the product has been placed on the market in the European Union, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device. The notified body has ongoing audit rights and must be notified of all significant changes to the device.

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

The requirements of the MDR are significantly more onerous than under the EU Medical Devices Directive. The increased regulation includes the following:

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

All of our products that were previously certified under the EU Medical Devices Directive, including OCS Heart and OCS Lung systems, both of which includes the OCS Console, the OCS disposables, and the OCS solution additives, and the OCS Liver Console and disposables, have now been recertified under the MDR. We have also applied for and expect to receive the CE Mark for the OCS Liver combined with our solution additives under the MDR within the next 12 months.

Clinical Investigations

Clinical evidence is required for most medium and high risk devices. In some cases, a clinical study may be required to support the CE marking of a device. A manufacturer that wishes to conduct a clinical study involving the device is subject to the clinical investigation requirements of the MDR, EU member state requirements, and current good clinical practices defined in harmonized standards and guidance documents. Clinical investigations for medical devices cannot proceed without a positive opinion of an ethics committee and approval by or notification to the relevant national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

Post-marketing Requirements

In the European Union, we are currently required to comply with strict post-marketing obligations that apply after a device is placed on the market. These include the obligation to have in place a post-market surveillance system and vigilance system. These requirements include that the manufacturer must report to the relevant national competent authorities any serious incident involving devices made available on the market and any field safety corrective action in respect of devices made available on the market or undertaken in a third country in relation to a device made available on the market. Additionally, the manufacturer of high risk devices must submit periodic safety update reports to its notified body and manufacturers of lower risk devices must maintain periodic safety update reports as part of the technical documentation for their products.

Authorities in the European Union also closely monitor the marketing programs implemented by device companies. The MDR prohibits making misleading claims, including promoting the product for or suggesting a use that is not part of its intended purpose. However, the obligations that companies must fulfill concerning premarketing approval of promotional material vary among member states of the European Union as beyond that requirement, advertising and promotion law for medical devices is not harmonized in the European Union.

Regulations Applicable to Transport of Organs Intended for Transplantation

In the European Union, Directive 2010/53/EU sets out certain standards which the EU member states should apply in respect of procurement, preservation and transport of organs intended for transplantation. While we are not directly affected by this directive, our EU customers are, and our products may either help or impede their compliance with this Directive.

Regulation of Medical Devices in the United Kingdom

The Medicines and Healthcare products Regulatory Agency, or the MHRA, is responsible for regulating the UK medical devices market. The MHRA performs market surveillance of medical devices on the UK market and is able to take decisions over the marketing and supply of devices in the UK. The MHRA is also responsible for the designation and monitoring of UK approved bodies (the equivalent of EU notified bodies).

Since May 26, 2021, the EU Medical Devices Regulation (Regulation 2017/745), or the EU MDR, has applied in EU Member States and Northern Ireland. Further, the In Vitro Diagnostic Medical Devices Regulation (Regulation 2017/746), or the EU IVDR, has applied in EU Member States and Northern Ireland since May 26, 2022. As these EU regulations took effect after the UK left the European Union, they were not EU law automatically retained by the EU (Withdrawal) Act 2018 and therefore do not and will not apply in Great Britain (England, Wales and Scotland).

In the United Kingdom medical devices are regulated under the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which give effect in UK law to the directives listed below (which have now been repealed and replaced in the European Union by the EU MDR and EU IVDR):

•
Directive 90/385/EEC on active implantable medical devices (EU AIMDD)
•
Directive 93/42/EEC on medical devices (EU MDD)
•
Directive 98/79/EC on in vitro diagnostic medical devices (EU IVDD)

This means that the Great Britain route to market is based on the requirements derived from the above EU legislation and is thus different to the route to market for the European Union.

Since January 1, 2021 (when the Brexit transition period ended), there have been a number of changes, introduced through secondary legislation, on how medical devices are placed on the market in Great Britain (England, Wales and Scotland). These include:

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
•
CE marking will continue to be recognized in Great Britain until June 30, 2024;
•
certificates issued by EU-recognized Notified Bodies will continue to be valid for the Great Britain market until June 30, 2024;
•
the EU no longer recognizes UK Notified Bodies and UK Notified Bodies are not able to issue CE certificates. (Following Brexit, certificates issued by our UK notified body (BSI UK) were no longer recognized for CE marking purposes. BSI Netherlands thus reissued the certificates that allow CE marking of the OCS products); and
•
UK Notified Bodies have become UK Approved Bodies. UK Approved Bodies can issue UKCA marking certificates.

We have appointed a UK Responsible Person for our devices in the UK.

Clinical Investigations

In order to demonstrate compliance with the essential requirements of the UK MDR 2002 and the general safety and performance requirements of the EU MDR, and in order to justify the application of UKCA/CE/CE UKNI marking, it will sometimes be necessary for the manufacturer of the device to provide clinical data with which to back up claims made for that device. This may involve the need for a specifically designed clinical investigation to:

•
verify that under normal conditions of use the performance characteristics of the device are those intended by the manufacturer; and
•
determine any undesirable side-effects and to assess whether these are acceptable risks when weighed against the intended performance of the device.

If such an investigation is necessary, the manufacturer must make an application to the MHRA before the investigation is due to begin, and such a clinical investigation may only proceed provided no grounds for objection are raised by the MHRA within the statutory review time constraint. The MHRA will reach a decision aided by a number of expert assessors. It is the responsibility of the manufacturer both to notify the MHRA and to submit the documentation required by the UK MDR 2002 to the MHRA. The clinical investigator will normally have no direct contact with the MHRA.

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
•
monitor the activity of UK Approved Bodies designated by MHRA to assess the compliance of manufacturers; and
•
investigate medical devices as a result of adverse incident reports or intelligence indicating a potential problem.

If MHRA considers that a person or company has committed a serious offense by failing to comply with applicable regulations or the conditions of a notice issued then a person/company may be subject to prosecution.

UK Regulations Applicable to Organs Intended for Transplantation

The standards for the quality and safety of organs for transplantation has been enacted into UK law through The Quality and Safety of Organs Intended for Transplantation Regulations 2012, as amended. This Regulation allows for the establishment of a Competent Authority for the regulation of organ transplantation. In the UK the Competent Authority is the Human Tissue Authority, which has published the “The Quality and Safety of Organs Intended for Transplantation: a documentary framework” which details mandatory requirements as well as guidance on how those requirements may be met. While we are not directly affected by this Regulation and guidelines, our UK customers are, and our products may either help or impede their compliance with this Regulation.

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

The extra-territorial effect of those laws affects our sales and marketing strategy, since in many countries healthcare professionals are officers of the state. This is particularly important in the context of bribery offenses, which in the UK and in the United States include the offense of bribing a foreign public official.

Data Privacy and Security Laws

We are, and in the future may become, subject to various U.S. federal and state as well as foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to handle and protect, among other things, the privacy and security of protected health information, or PHI, in certain ways. HIPAA also requires business associates to enter into business associate agreements with covered entities and to safeguard a covered entity’s PHI against improper use and disclosure.

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

The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their health and other personal information. States are increasingly regulating the privacy and security of individually identifiable information, including financial information and health information. For example, the California Consumer Privacy Act, or

CCPA, gives California residents certain rights, including the right to ask covered companies to disclose the types of personal information collected and delete a consumer’s personal information, and imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities and limitations on covered companies’ ability to sell personal information. These protections will be expanded by California Privacy Rights Act of 2020, or CPRA, which will be operational in most key respects in 2023, along with new privacy laws in Virginia, Colorado, Utah and Connecticut. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future.

In the European Economic Area, or EEA, as well as in the United Kingdom, or the UK, -post-Brexit, we may be subject to laws relating to our collection, control, processing and other use of personal data, such as data relating to an identified or identifiable living individual. Following Brexit, the UK has substantively retained the same privacy rules as it had when a member of the European Union. We process personal data in relation to our operations. We process data of both our employees and our customers, including health and medical information. The data privacy regime in the EEA includes the GDPR, regarding the processing of personal data and the free movement of such data, which became applicable on May 25, 2018, the E-Privacy Directive 2002/58/EC and national laws implementing or supplementing each of them. Each EU member state has transposed the requirements laid down by the E-Privacy Directive into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. The GDPR was retained post-Brexit in the UK as the UK GDPR. In addition, many EEA member states have passed legislation addressing areas where the GDPR permits member states to derogate from the regulation’s requirements, thus leading to divergent requirements between member states in spite of the GDPR’s stated goal of creating a uniform privacy law for the entire EEA. The UK has done the same. We need to ensure compliance with the rules in each jurisdiction where we are established. Even if not established in the EEA (or the UK), we may otherwise be subject to local privacy laws in those regions. For example, we may be subject to the GDPR (or UK GDPR) even when processing personal data in connection with offering goods or services to persons located in the EEA (or UK) or monitoring the behavior of persons located in the EEA (or UK).

GDPR requirements include that personal data may only be collected for specified, explicit and legitimate purposes based on a certain legal bases set forth in GDPR, and may only be processed in a manner consistent with those purposes. Processing of personal data also needs to be adequate, relevant, not excessive in relation to the purposes for which it is collected and secure. Personal data must not be kept for longer than necessary for the purposes of collection. To the extent that we process, control or otherwise use sensitive data relating to living individuals (for example, patients’ health or medical information, or genetic data or biometric data used for identification purposes, and other types of "special category data" listed in GDPR), more stringent rules may apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA (UK). In particular, in order to process such data, explicit consent to the processing (including any cross-border transfer) may be required from the data subject (being the person to whom the personal data relates), though in certain cases, and depending on the jurisdiction in which the data originate or are processed, such data may be processed absent explicit consent for purposes of medical diagnosis, public interest in the area of public health (including the safety and efficacy of medical devices) or scientific research. The same rules apply to us in the UK under the UK GDPR.

The GDPR and UK GDPR also impose potentially onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and privacy policies/notices. They require data controllers to be transparent and disclose to data subjects in privacy notices (in a concise, intelligible and easily accessible form but at the same time at a sufficiently granular level) how their personal information is to be used, impose limitations on retention of information, encourage the use of pseudonymization techniques (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR and the UK GDPR may be significant. The GDPR provides that EEA member states may introduce further conditions, including limitations, to the processing of genetic, biometric or health data (and other special category data), which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business.

EU GDPR (or UK GDPR) protected data must not be transferred outside of the EEA or UK, respectively, to a non-adequate country (i.e. a country that has not been recognized by the European Commission (in respect of the EU GDPR protected data) or the Secretary of State (in respect of the UK GDPR protected data) as providing an adequate level of protection for the transferred data), unless certain steps are taken to ensure an adequate level of protection. In practice, these extra steps would normally mean (i) entering into EU Standard Contractual Clauses (or, in case of the UK personal data, the UK Addendum to EU Standard Contractual Clauses or, alternatively, the IDTA i.e. the ICO's International Data Transfer Agreement) or putting in place another data transfer mechanism, (ii) carrying out a transfer impact assessment and where necessary to protect the data, implementing supplementary measures. There are exemptions to these data transfer restrictions but these are interpreted narrowly.

The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA (and, post-Brexit, the UK to the U.S., has led to increased scrutiny on data transfers from the EEA (and UK) to the U.S. generally and may increase our costs of compliance with data privacy legislation due to the requirement to enter into EU Standard Contractual Clauses (or, in case of the UK personal data, the UK Addendum to EU Standard Contractual Clauses or the IDTA) and further extra steps set out above. . In December 2022, the European Commission published its draft adequacy decision on the EU-US transfers of personal data - the new Data Privacy Framework, or EU-US DPF. Under the EU-US DPF, it will be possible to transfer EEA personal data freely to the US recipient that has self-certified under the EU-US DPF regime, although this may be challenged in the European Union Court of Justice by EU based privacy advocates.

We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law.

We depend on third parties in relation to provision of our services, a number of which process personal data on our behalf. With such providers we are legally required to enter into contractual arrangements which contain the minimum terms set out in the GDPR (and the UK GDPR), including to ensure that they process personal data only according to our instructions, and that they have adequate technical and organizational security measures in place. Where personal data is being transferred outside the EEA (or the UK), it must be done in compliance with applicable data export requirements. Any failure by us or third parties to comply with applicable data laws, could lead to a security or privacy breach, regulatory enforcement, or regulatory, reputational or financial harm.

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

Human Capital Management

Our human capital strategy is comprehensive and leverages our work practices and collaborative culture. As of December 31, 2022, we had 212 full-time employees, all of which are located in the United States other than five employees located in Europe. Except for certain European employees, none of our employees are represented by a labor union or are the subject of collective bargaining agreements, and we believe we have a strong relationship with our employees.

Our Culture

We strive to foster an inclusive, engaging, and safe work environment where employees want to grow their careers. We promote understanding of our mission, vision, and values and create strong relationships with our employees through various engagement and career development initiatives. We hold quarterly Town Hall meetings with all employees to provide them with an open forum to ask questions, voice any concerns, and provide input on our corporate goals and vision for the future. We also host in-person events at our headquarters in Andover, Massachusetts, and invite employees from around the world to participate.

Diversity, Equity, and Inclusion: The keystone of our diversity strategy is mutual respect – we want everyone to feel welcome and comfortable at our organization. Our workforce consists of individuals from countries all over the world, representing many different faiths, languages, backgrounds, and cultures. We believe that our diversity is one of our greatest strengths. We are committed to creating and maintaining an inclusive workplace in which all employees have an opportunity contribute to the success of the business. This commitment is embedded in our company policies and human capital management practices. For example, we offer three personal days to provide each employee time away from work to use for any purpose, such as observing holidays that are meaningful to them.

Health and Safety: We are committed to maintaining compliance with laws and regulations surrounding the health and safety of our employees and strive to follow best practices in our operations. We require relevant employees to complete workplace safety training before performing any job duties that entail potential health hazards, such as trainings for employees who handle hazardous chemicals and biohazardous materials.

Talent Attraction, Retention, and Development

We continually seek exceptionally talented and dedicated people to join our team to help shape both our future and the future of transplant medicine. In recent years, the focus of our recruitment efforts has been centered on finding talent for the NOP and our engineering, manufacturing, and supply chain operations. We aim to hire people with the right skill sets, growth mindset, and work ethic to drive business results and help us achieve our goals.

Compensation and Benefits: We offer competitive compensation and benefits in an exciting, demanding, and fast-paced work environment. Our employee benefits include a 401(k) retirement plan with an employer matching contribution, health insurance (including medical, dental, and vision), life insurance, short- and long-term disability insurance, reimbursement for fitness memberships and 15 vacation days per year. We offer an employee stock purchase plan to facilitate broad-based stock ownership by our employees.

Career Development: We are proud to have a work environment that promotes continued development for our employees. Each employee is assigned individual goals that are derived from our overall corporate and financial goals. Moreover, we collaborate with our employees to provide customized career development plans as well as general and targeted training curricula based on their roles. We also provide skill development courses, manager training, and opportunities for managers and non-managers to develop their leadership skills.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on successful commercialization of our OCS products. We generated revenue of $93.5 million, $30.3 million and $25.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and incurred net losses of $36.2 million, $44.2 million and $28.7 million for these same years. As of December 31, 2022, we had an accumulated deficit of $478.7 million. To date, we have funded our operations primarily with proceeds from sales of equity, borrowings under loan agreements and revenue from clinical trials and commercial sales of our OCS products. Our losses have resulted principally from costs incurred in connection with our research and development, clinical trials, manufacturing and commercialization activities, including the development of our National OCS Program.

We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including expanding our National OCS Program, growing our commercial team, which will pursue increasing commercial sales of our OCS products; scaling our manufacturing operations; continuing research and development for our next generation OCS products; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
the amount of net product revenue generated by sales of our OCS Consoles, OCS Perfusion Sets and OCS Solutions and other products that may be approved in the United States and select non-U.S. markets, revenue generated by our services, and expansion of the NOP;
•
the costs and expenses of expanding our U.S. and non-U.S. commercial infrastructure and our manufacturing operations;
•
the extent to which our OCS products are adopted by the transplant community;
•
the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using the OCS products;
•
the costs incurred in our efforts to expand our National OCS Program;
•
the costs and timing of research and development of the next generation of OCS products;
•
the degree of success we experience in commercializing our OCS products for additional indications;
•
the costs, timing and outcomes of any future clinical studies and regulatory reviews, including to seek and obtain approvals for the next generation of OCS products or for new indications for our OCS products;
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

As of December 31, 2022, our outstanding principal balance of long-term debt under our credit agreement with Canadian Imperial Bank of Commerce, or CIBC, was $60.0 million, which we refer to as the CIBC Credit Agreement. We could incur additional indebtedness in the future. Our payment obligations under the CIBC Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the CIBC Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance our indebtedness under the CIBC Credit Agreement, which matures in July 2027.

Our obligations under the CIBC Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned material subsidiaries. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the CIBC Credit Agreement contains covenants requiring certain financial performance metrics that restrict our activities, including (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. Failure to comply with the covenants in the CIBC Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the CIBC Credit Agreement, which are also subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory approvals and a material adverse change in our business, operations or other financial condition. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Our outstanding indebtedness and any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt” in this Annual Report on Form 10-K.

Our financial results may fluctuate from quarter to quarter, which makes our results difficult to predict and may cause our results to fall short of expectations.

Our financial results may fluctuate from quarter to quarter due to a number of factors, including the availability of donor organs for transplantation, which is unpredictable and could impact the volume of transplant procedures performed at transplant centers using the OCS and demand for our National OCS Program. Our revenue from sales may fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Because the timing of organ transplant procedures is generally unpredictable, we have not experienced seasonality in our business from quarter to quarter.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $378.5 million, which may be available to offset future taxable income, of which $209.5 million of the total net operating loss carryforwards expire at various dates beginning in 2023, while the remaining $169.0 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, we had state net operating loss carryforwards of $321.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $9.0 million and $5.5 million, respectively, which may be available to offset future tax liabilities. Our U.S. federal research and development tax credit carry forwards began to expire in 2023 and our state research and development tax credit carryforwards begin to expire in 2024. A material portion of these NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs, its research and development credit carryforwards and its disallowed interest expense carryovers to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Our NOLs and credits may also be impaired under state law. For these reasons, if we determine that an ownership change has occurred or in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers incurred prior to 2019.

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

Although we fund a portion of our operations from revenue from sales of our OCS products and services, we expect that we will need to finance our operations through a combination of equity offerings, debt financings and strategic alliances until such time, if ever, that we can generate substantial revenue sufficient to achieve profitability. We also may elect to raise additional funds sooner because we believe market conditions are attractive or as a risk mitigation measure. Additional capital might not be available when we need it, and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing on terms favorable to us, we may need to significantly delay, scale back or discontinue our development or commercialization activities, sell or license to third parties some or all of our assets or merge with another entity or may be forced to reduce or terminate our operations any of which could result in a loss of all or part of your investment.

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

Risks Related to Product Commercialization and Development

Our long-term growth depends on our ability to expand access to the OCS through our National OCS Program.

We have developed a National OCS Program, an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, to provide transplant programs with a more efficient process to procure donor organs with the OCS. We believe the National OCS Program will continue to expand access and use of the OCS. However, we may not be successful in the continued development of our National OCS Program, which will depend on recruiting and retaining qualified surgeons and establishing and maintaining effective coordination with transplant centers and regional Organ Procurement Organizations to locate donor organs and recipients. We may not be able to recruit and retain surgeons and other qualified personnel, including due to demand for their capabilities and competitive compensation offered by other employers. In order to recruit and retain such highly qualified employees, we also may need to increase the level, or change the form or composition, of the compensation that we pay to them, which would increase our expenses.

In addition to our own surgical and clinical personnel, we utilize a network with a limited number of partners for organ retrieval, organ preservation and transportation services offered through our National OCS Program. If any of these relationships are interrupted or terminated, or if one or more partners are unable or unwilling to fulfill their obligations for any reason, National OCS Program services to our customers may be interrupted. We also may not be able to identify or negotiate with additional partners on terms that are commercially reasonable to us. The interruption or failure to retain or replace partners for our National OCS Program would negatively impact our operations and financial results. Furthermore, the expenses incurred by us for sales of OCS products to customers who participate in our National OCS Program are typically higher than expenses for sales of OCS products to our other customers and as we seek to increase sales of our OCS products through our National OCS Program our gross margin may decline. Additional expenses incurred by our National OCS Program include the cost of transportation and increases in the cost of fuel and other transportation costs would impact our expenses related to operating the National OCS Program, which could adversely affect our business, financial condition, operating results, cash flows and prospects.

We will need to increase our manufacturing and sterilization capacity in the future and may encounter problems at our manufacturing facility or otherwise.

In order to manufacture the OCS in quantities sufficient to meet our anticipated commercial opportunity, we will need to continue to increase our manufacturing capabilities, including operationalizing our expanded clean room at our Andover facility, and retain third parties to sterilize our products. We may encounter technical challenges to increasing the scale at which we manufacture the OCS, including with respect to material procurement and quality control and assurance. An increase in production could make it more difficult for us to comply with quality system regulations or other applicable requirements that are currently enforced by the FDA and other regulatory authorities, or that may be introduced in the future, in both the United States and in other countries. Commercial scale production of the OCS on a continuing basis also will require us to continue to hire and retain additional management and technical personnel who have the necessary manufacturing experience and skills. We might not successfully identify, hire or retain qualified personnel on a timely basis or at all. To maintain quality of our OCS, we may not be able to scale production of our OCS products at a rate that meets customer demand for our products. Our inability to increase the scale of our manufacturing of the OCS could impair our ability to generate revenue and adversely affect market acceptance of our product.

In addition, all of our manufacturing operations are conducted at a single facility in Andover, Massachusetts. Any interruption in operations at this location, or delays in operationalizing our expanded clean room facility, could result in our inability to satisfy product demand. Despite our efforts to safeguard this facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off-site storage of computer data, a number of factors could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including:

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

We rely on third-party vendors to sterilize our disposable sets prior to sale. If vendors are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide used in the sterilization process, we will not be able to sell products until we can retain an alternative vendor to sterilize the products. We may be unable to transition to alternative methods of sterilization in a timely or cost-effective manner or at all, which could harm our business and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

We seek to maintain sufficient levels of inventory, including our OCS Perfusion Sets, in order to protect ourselves from supply interruptions and to support the demand from customers, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including the rate of transplantations, product recalls, failure to accurately manage our commercial strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. We also maintain inventory reserves at regional locations for distribution through our National OCS Program. If we are not able to maintain sufficient inventory at these locations, or if we are not able to accurately predict the regional demand for our OCS products, we will incur additional costs to transport inventory to our regional locations, including rebalancing inventory amongst regional locations, and we may not be able to grow our commercial sales as anticipated.

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, subassemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of COVID-19, general impacts of inflation and labor shortages on our suppliers, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We aim to maintain strategic reserves of our OCS Perfusion Sets, but if we are not able to manufacture and assemble OCS Perfusion Sets at a rate that will allow us to maintain these reserves, then we will be required to rely on alternative strategies to deliver OCS Perfusion Sets in a timely manner, which may impact our expenses and results of operations.

We depend heavily on the success of the OCS and it achieving market acceptance. If we are unable to successfully commercialize the OCS, our business may fail.

We have invested all of our efforts and financial resources in the development of the OCS, educating surgeons, transplant centers, Organ Procurement Organizations and private and public payors of the benefits of the OCS, providing services related to the OCS and launching our National OCS Program. Although we have received PMAs from the FDA for each of our three OCS products, we might not successfully commercialize the OCS for these approved indications or obtain approvals for additional indications or in additional jurisdictions on our planned timing or at all. Our ability to generate product revenue and become profitable depends primarily on sales of OCS Perfusion Sets and OCS Solutions, which we refer to collectively as disposable sets. Our assumptions regarding demographic trends, donor organ availability and the use of transplantation as a treatment for end-stage organ failure may prove to be incorrect.

We expect that we will need to continue to demonstrate to surgeons, transplant center program directors, Organ Procurement Organizations and private and public payors that the OCS potentially results in some or all of the following:

improvements in post-transplant clinical outcomes, increases in the utilization of donor organs, expansion of the pool of potential donors and reduction in the total cost of care as compared to available alternatives.

Surgeons, transplant centers and private and public payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. The cost of the OCS significantly exceeds the cost of cold storage preservation. In addition, our international customers and some U.S. customers use a direct acquisition model pursuant to which transplant centers train their own teams for retrieval and organ management using the OCS rather than utilizing our National OCS Program. Surgeons may not be willing to undergo training to use the OCS, may decide the OCS is too complex to adopt without appropriate training and may choose not to use the OCS, which may limit the adoption of the OCS under the direct acquisition model. Based on these and other factors, transplant center program directors, Organ Procurement Organizations and private and public payors may decide that the benefits of the OCS do not outweigh its costs. In addition, adoption of the OCS may be constrained by the capacity of individual transplant centers to perform transplants due to factors such as the number of its surgeons trained on the use of the OCS. As a result, demand for the OCS could be materially lower than we expect it to be, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We must continue to educate surgeons, transplant centers and private and public payors and demonstrate the merits of the OCS compared with cold storage or new competing technologies.

Directors of transplant programs are key decision-makers in the adoption of novel medical devices used in organ transplantation. An important part of our commercialization efforts is to educate transplant center program directors and other surgeons on the relative merits of the OCS. Our success depends, in large part, on effectively marketing and educating program directors and other surgeons about the benefits of the OCS and our National OCS Program. Acceptance of the OCS also depends on educating program directors, other surgeons and private and public payors as to the distinctive characteristics, perceived medical and economic benefits, safety, ease of use and cost-effectiveness of the OCS and our National OCS Program. If program directors, other surgeons and private and public payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products and National OCS Program Services. Currently, most universal national healthcare systems outside of the United States do not reimburse transplant centers for the use of the OCS and reimbursement in international markets may require us to undertake additional clinical studies.

In addition, the long-term effects of our OCS following transplantation are not yet known. Certain surgeons, transplant centers and private and public payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies. In addition, as the National OCS Program expands access to the OCS, transplant surgeons may increasingly rely on clinical data regarding the organ provided to them by our clinical specialists and surgeons. We are responsible for the clinical data regarding the organ that is provided to transplant surgeons who participate in the National OCS Program.

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

We depend on a limited number of customers for a significant portion of our revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of our revenue from a limited number of customers. For the year ended December 31, 2022, the Mayo Clinic Hospital - Phoenix accounted for 14% of our revenue. However, this customer or any of our other customers may not continue to utilize our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of other methods for organ preservation, such as cold storage, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenue may be materially reduced, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Revenue from customers who participated in our National OCS Program accounted for approximately 89% of total revenue from customers in the United States for the year ended December 31, 2022. Our success will depend on our ability to maintain the function and efficiency, while increasing capacity and capability, of our National OCS Program. If we are unable to deliver OCS products to customers through their participation in the National OCS Program, our revenue may be materially reduced, which would materially and adversely effect our business, financial condition, operating results, cash flows and prospects.

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

We depend on third parties to transport donor organs and medical personnel for our National OCS Program, and limited availability of, or increases in the cost of, transportation could limit our ability to expand or operate our National OCS Program.

Our NOP depends on the use of a third-party network of private aircraft to transport medical personnel to retrieve donor organs and deliver donor organs to patients for transplantation. Reliance on private aircraft is subject to various risks, including those associated with change in fuel prices, work stoppages and weather-related operating hazards. In particular, private aircraft are occasionally in high demand and/or subject to price fluctuations based on market conditions. Further, availability is constrained by a limited number of private aircraft available in the United States and a limited number of qualified pilots. As a result, third party private aircraft providers may not be able to prioritize our use of their services.

If we are unable to obtain flight services for our NOP when needed, we may be unable to utilize our NOP to satisfy demand. We also may be required to seek alternative and, potentially more costly, flight services. These flight costs represent a significant part of the cost structure for our NOP, and although the cost of flights is paid by our customers, a substantial increase in the cost of flight services, due to prolonged increases in fuel prices, lack of availability of aircraft or otherwise, may require us to incur additional costs to identify and obtain alternative flights or rebalance our inventory by shipping products to locations for which flight costs are less expensive or from which flights are more readily available, and customers may be unwilling or unable to incur higher costs of flights and therefore forgo use of our services and products for the retrieval of donor organs despite availability. Further, the capacity of our NOP is limited by the number of aircraft and pilots available for our use and as we continue to expand our NOP, we will be required to obtain access to a greater number of available aircraft and pilots.

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

The supply of raw materials to our component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. We may experience supply chain disruptions due to general impacts of inflation and labor shortages and these disruptions to the supply chain could adversely affect our ability to meet commitments to customers. Significant price increases could adversely affect our results of operations and operating margins. In particular, inflation, changes in trade policies, the imposition of duties and tariffs and public health crises (such as the COVID-19 pandemic) could adversely impact the price or availability of raw materials and the components of our products. We may not be able to pass along increased component part prices to customers in the form of price increases or our ability to do so could be delayed. Consequently, our results of operations and financial condition may be adversely affected.

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

Other companies may develop technologies and products that result in improved patient outcomes or are safer, easier to use, less expensive or more readily accepted than the OCS. These products or technologies could make the OCS obsolete or noncompetitive and reduce demand for our OCS products. Many of these providers of alternative products, procedures and therapies have greater name recognition, significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and clearances and marketing and selling products than we do. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Third parties may also compete with us in recruiting and retaining qualified medical, engineering and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our products or development programs or otherwise advantageous to our business. Our failure to compete effectively will harm our business and operating results.

The clinical trial process required to obtain future regulatory approvals is lengthy and expensive, with uncertain outcomes.

Clinical trials are necessary to support PMA applications and may be necessary to support future PMA supplements for modified versions of our marketed device products. Conducting clinical trials is a complex and expensive process, can take many years and outcomes are inherently uncertain. For the development of the next generation of OCS products or the development of OCS products for additional organs, we may incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the product tested will ever generate revenue sufficient to cover the costs of trials. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA or another regulatory authority may suspend or terminate clinical trials.

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

Clinical trials often require enrollment of large numbers of subjects, who may be difficult to identify, recruit and maintain as participants in the clinical trial. As a condition to our PMA approvals, we are required to conduct post-market studies. For example, we have post-approval registries ongoing for all three of our organ products, including the OCS Lung Thoracic Organ Perfusion Registry, or TOP Registry, the OCS Heart Perfusion Registry, or OHP, and the OCS Liver Perfusion Registry, or OLP.

Adverse outcomes in post-approval studies can result in withdrawal of approval of a PMA or restrictions on the approval. We will need to conduct additional clinical studies to support use of the OCS in, and development of OCS products for, new organs, and potentially for commercialization of our products in additional foreign jurisdictions. Clinical trials in organ transplant are difficult to design and implement, take substantial time to conduct and are expensive. The results of clinical trials are inherently uncertain. The initiation and completion of any studies may be prevented, delayed or halted for numerous reasons. The following could adversely affect the costs, timing or successful completion of any clinical trial:

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
•
our third-party contractors, including those manufacturing or sterilizing our products, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
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

We strive to create a culture in which our employees act with integrity, treat each other with respect and consider themselves empowered to report suspected misconduct. Our ability to attract and retain a high-quality workforce depends upon our commitment to a diverse and inclusive environment, along with our perceived trustworthiness and ethics. Issues can arise in any number of circumstances, including employment-related offenses such as workplace harassment and discrimination, regulatory noncompliance, failure to properly use and protect data and systems, and violations of our employee policies, as well as from actions taken by regulators or others in response to such conduct. Addressing allegations of misconduct detracts focus from business operations and is expensive. We have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees. These policies, which include a code of business conduct and ethics, an insider trading policy, a Regulation FD policy, a sexual harassment policy, a regulated fraternization policy, and a whistleblower policy, are a component of our effort to minimize employee misconduct as well as activities that frequently result in allegations of misconduct, but our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our shareholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.

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

Because we market the OCS in countries in Europe, Asia-Pacific, Central Asia and Canada and plan to market it in other international markets, we are subject to risks associated with doing business internationally. During the years ended December 31, 2022, 2021 and 2020, 10%, 28% and 25%, respectively, of our revenue was generated from customers located outside of the United States. We anticipate that international sales will continue to represent a meaningful portion of our total sales. In addition, some of our employees and suppliers are located outside of the United States. Accordingly, our results of operations could be harmed by a variety of factors, including:

•
changes in a country’s or region’s political or economic conditions;
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

To manage our anticipated future growth effectively, we must enhance our manufacturing and sterilization capabilities, information technology infrastructure and financial and accounting systems and controls. Our growth will require significant capital expenditures and may divert financial resources from other projects, such as the development of the OCS for transplants involving additional indications or other organs. Our National OCS Program, an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, will also require additional capital expenditures. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we might not be able to achieve our research and development and commercialization goals, which in turn could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

If we pursue acquisitions, joint ventures, and strategic investments, such transactions may expose us to additional risks.

We may review acquisition, joint ventures and strategic investment opportunities to expand our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. The purchase price for some acquisitions or joint ventures interests may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business or joint venture exceeds such operating results, then we may incur additional charges and be required to pay additional amounts.

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

The ongoing COVID-19 pandemic impacts our business, financial condition, operating results, cash flows and prospects.

The COVID-19 pandemic, including efforts to contain the spread of the coronavirus, has impacted, and may continue to impact, our business, financial condition, operating results and cash flows, including as a result of the impact of new variants or spikes in infection rates. Impacts to our business as a result of COVID-19 that have occurred and may in the future occur include have included decreased overall frequency of transplant procedures; disruptions to our manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on our employees’ and customers’ ability to travel; and delays in product installations, trainings or shipments to and from other affected countries and within the United States.

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
•
recall, suspension or termination of distribution, administrative detention, injunction or seizure of organ-specific OCS Consoles or disposable sets;

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

For our currently marketed OCS Lung, OCS Heart and OCS Liver, as part of the conditions of approval, we must complete PMA post-approval studies. For example, three post-approval studies must be completed for OCS Lung including, the OCS Lung INSPIRE Continuation PAS, which is a two-arm observational study intended to evaluate long-term outcomes of the OCS Lung INSPIRE Trial patients, the OCS Lung EXPAND Continuation PAS, which is a single arm study intended to evaluate long-term outcomes of the OCS Lung EXPAND Trial patients, and our OCS Lung TOP Registry, which is a prospective, single-arm, multi-center, observational study designed to evaluate short- and long-term safety and effectiveness of the OCS Lung for both donor lungs currently utilized and unutilized for transplantation. Our TOP Registry entails submission of regular reports to the FDA. Failure to comply with the conditions of approval can result in material adverse action, including withdrawal of the approval.

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

In addition, certain changes and other events with respect to regulatory approvals may cause an event of default under our CIBC Credit Agreement. See “Item 7. Management’s Discussion and Analysis - Long-Term Debt,” in this Annual Report on Form 10-K.

Our products have been and may in the future be subject to product recalls that could harm our reputation and could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

The OCS must be manufactured in accordance with federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or suspend or terminate production if we fail to comply with these regulations. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the recall order must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of component failures, security failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that recalls initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. Additionally, any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device approval(s), seizure of our products or delay in clearance or approval of future products.

We have voluntarily recalled certain OCS products from clinical sites in the past and may need to take similar actions in the future, which may result in notices to regulatory agencies in other jurisdictions. As we continue to expand commercialization of our products and sell OCS products to new customers, the impact of any future product recall increases, and any future product recalls would require greater administrative and response efforts than historical product recalls.

Internationally, the approaches to product defects will vary. A product may be recalled in one country but not in others. However, within the European Union, competent authorities are required without delay to take corrective action against a device (including withdrawal/recall of a device) and notify other national competent authorities, the European Commission and notified bodies (as applicable) of any devices that present an unacceptable risk to the health or safety of patients, users or other persons, or other aspects of the protection of public health. Other non-compliance with the MDR may also lead to corrective action being taken and notifications being sent if the non-compliance is not rectified within a given time period (as determined by the competent authority). Therefore, a recall in one EU member state may lead to recalls in the rest of the European Union.

If we fail to maintain necessary FDA approvals for the OCS, or obtain necessary FDA approval for future uses of the OCS, we will not be able to commercially sell and market the OCS.

The OCS products are medical devices subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. The FDA regulates the design, development, testing, manufacturing, labeling, selling, promoting, distributing, importing, exporting and shipping of the OCS. We have obtained a PMA for each of the OCS Lung, OCS Liver and OCS Heart for both DBD and DCD indications. We received 510(k) clearances for the OCS Lung Solution for cold flush, storage and transportation of donor lungs in July 2021, and for the OCS Lung Donor Flush Set in November 2022.

PMA approval could be withdrawn or other restrictions imposed if post- market data demonstrate safety issues or inadequate performance. The FDA can also require removal of 510(k) cleared devices from the market in case of safety issues.

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

In the European Union, we have the right to affix a CE Mark for the sale of the OCS Lung, OCS Heart and OCS Liver for lung, heart and liver transplants, respectively. Our notified body, BSI, is based in the Netherlands and issues the certificates that allow CE marking of the OCS products. Our sales in the EU are dependent on obtaining and maintaining the CE Mark certifications for each of our OCS products. As required by the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart, OCS Liver Console (and disposables) and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We have applied for and expect to receive the CE Mark for the OCS Liver combined with our solution additives under the MDR within the next 12 months. In order to be able to continue to use the CE Mark we will have to meet the conditions set out in the MDR.

Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medical Devices Regulations 2002 (UK MDR 2002) provided a transitional period under which the UK will recognize EU CE marks until June 30, 2023. The MHRA has confirmed that this will be extended until June 30, 2024. To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with the UK MDR 2002 and have the UKCA mark affixed. However, even devices that benefit from the transition period must still comply with the other requirements of the UK MDR 2002; for example, there are broader registration requirements with the Medicines and Healthcare products Regulatory Agency, or the MHRA, and if the manufacturer is located outside the UK, a UK Responsible Person must be appointed.

To continue to place products on the market in the European Union and United Kingdom, we will need to meet the conditions set out in the EU MDR or UK MDR 2022, as applicable. We might not be able to continue to place the devices on the market in the European Union and/or United Kingdom for any current use of the OCS if we are not able to maintain certifications of our products for their current use under the MDR and/or obtain certification under the UK MD0R 2002 when required. If any variation in the uses for which the CE/UKCA Mark has been affixed to the OCS requires us to perform further research or to modify the technical documentation required to affix the CE/UKCA mark, our revenue and operating results could be adversely affected and our reputation could be harmed.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

FDA clearance or approval or a CE mark does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary market authorizations to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration. For example, if, as a result of manufacturing error, the efficacy of our products does not meet the standards claimed in the accompanying instructions for use, regulatory authorities could prevent our products from being placed on the market in the European Union, Northern Ireland, Great Britain and elsewhere.

If transplant centers and hospitals cannot obtain adequate reimbursement or funding from governments or third-party payors for purchases of the OCS and additional disposable sets and for costs associated with procedures that use the OCS and the National OCS Program, our prospects for generating revenue and achieving profitability will suffer materially.

Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement or funding in both the United States and other markets for purchases of the OCS and for organ transplant procedures that use the OCS and the National OCS Program.

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

In addition to these MS-DRG-based payments, Medicare reimburses transplant centers for “reasonable and necessary” organ acquisition costs, which are considered “pass-through” costs from the prospective payment system, and are not based on the payments for the applicable MS-DRG. Pass-through organ acquisition costs include services required for the acquisition of an organ, such as tissue typing, organ preservation, transport of organs, donor evaluation and other acquisition costs. The separate payments for these costs are determined on a reasonable cost basis established through the transplant center’s Medicare cost report. The costs incurred by transplant centers for the organ-specific OCS Console, OCS Perfusion Sets and OCS Solutions are classified as organ acquisition costs for which Medicare provides additional reimbursement. However, Medicare does not reimburse for items determined not to be reasonable and necessary for diagnosis or treatment of an illness or injury. The CMS and Medicare contractors who administer Medicare around the country have substantial discretion in determining whether the OCS is reasonable and necessary in this context. Either CMS or a Medicare contractor might determine that Medicare will not cover and reimburse for the cost of the OCS in the absence of reliable clinical data evidencing the benefits to patients of the use of the OCS. The data we collect from our prior, ongoing and planned clinical studies and patient registry may not be sufficient for this purpose in a coverage determination by CMS or a Medicare contractor. Accordingly, Medicare might not reimburse transplant centers for all or a portion of the cost of the OCS. We believe that private insurers and other public insurers in the United States generally will follow the coverage and payment policies of Medicare.

Outside of the United States, reimbursement and funding systems vary significantly by country, and within some countries, by region. Many foreign markets have government managed healthcare systems that govern reimbursement and funding for medical devices and procedures. In the European Union member states, the costs associated with organ transplant procedures may be paid for by national insurance and in some cases private insurers or by both national insurance and private insurers, depending on the priorities established by individual programs. These reimbursement arrangements are subject to complex rules and regulations at the national and regional levels that can vary between member states of the European Union and may require that we perform additional clinical studies to demonstrate that the OCS is superior to existing preservation methods. We have no studies currently planned to collect such clinical data, and any studies of this kind likely would be expensive and lengthy and may not ultimately produce results adequate to secure reimbursement. In some cases, we might not be able to secure adequate reimbursement for the OCS at all or until we have collected additional clinical data supporting the benefits associated with the use of the OCS in transplant procedures. Hospitals or surgeons in countries or regions where separate additional reimbursement or funding for the OCS is not available may determine that the benefits of the OCS do not or will not outweigh the cost of the OCS. Alternatively, we may be required to enter into risk sharing arrangements with payers.

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

Certain modifications to a PMA-approved device require approval of a new PMA or a PMA supplement, while other modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices and manufacturing processes in the future that we believe do not require approval of a new PMA application or PMA supplement, or submission of a 30-day Notice. If the FDA disagrees with our determination and requires us to submit a new PMA, PMA supplement or 30-day Notice for modifications to our previously approved products or manufacturing processes, we may be required to cease marketing or to recall the modified product until we obtain approval or submit the 30-day Notice, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for any future indications that are desirable for commercialization or could require clinical trials to support any modification to the device or any modified indications or claims. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

We are subject to periodic FDA inspections to determine compliance with QSR and pursuant to the Bioresearch Monitoring Program, which have in the past and may in the future result in the FDA issuing Form 483s, including during the conduct of clinical trials. Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization. For example, in the European Union the MDR includes detailed requirements for clinical investigations, which are in line with the international standard ISO 14155:2020 on good clinical practical, or GCP. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or local requirements that pertain to clinical trials/investigations, including GCP requirements, and the QSR (in the United States), or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing our products, refusal to permit the import or export of our product, prohibition on sales of our product, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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

In the EU, Regulation (EU) 2017/745, or the MDR, repealed and replaced the Medical Devices Directive (93/42/EEC) with effect from May, 26 2021. Although the MDR now applies so all new devices placed on the market must be CE marked under it, under the transition period granted by the MDR, certificates issued by notified bodies for medical devices under the Medical Devices Directive before May 26, 2021 remain valid until the period indicated on the certificate, subject to all certificates becoming void on May 27, 2024. Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medicines and Healthcare products Regulatory Agency (MHRA) has provided a transitional period under which the UK will recognize EU CE marks until June 30, 2024. To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with UK legislation and have the UKCA mark affixed.

All of our products that were previously certified under the Medical Devices Directive, including OCS Heart, OCS Liver Console (and disposables) and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives, have now been recertified under the MDR. We have also applied for and expect to receive the CE Mark for the OCS Liver combined with our solution additives under the MDR within the next 12 months.

We also recognize that our products will need to be certified and have a UKCA mark affixed to be placed on the market in Great Britain from July 1, 2024. However, following the MHRA's response to a consultation on the future regulation of medical devices in the UK the UK Government is expected to publish updated UK medical devices legislation in 2023. This might lead to substantial changes in the regulatory framework/requirements imposed on medical devices. This could slow our ability to obtain the necessary certification and we may have to take our product off the market in Great Britain until we obtain a UKCA mark.

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

We operate in a highly regulated industry. The U.S. and state governments continue to propose and pass legislation or take administrative action that may affect the availability and cost of healthcare. Healthcare reform initiatives could harm our business, financial condition and results of operations.

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

During the year ended December 31, 2022, the price per share of our common stock has ranged from as low as $10.00 to as high as $64.36. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and manufacturing and clinical training facilities are located in Andover, Massachusetts, where we lease 105,894 square feet of space, including a 10,500 square foot laboratory and training facility and a 7,900 square foot class 10,000 re-configurable cleanroom facility. The leases for these facilities expire on December 31, 2027 with an option to extend the term beyond the expiration date for one additional period of five years.

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

Stock Performance Graph(1)

The following graph shows a comparison from May 2, 2019 (the first date on which shares of our common stock were publicly traded) through December 31, 2022 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Healthcare Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Healthcare Index assumed reinvestment of dividends.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN
Among Transmedics Group, Inc, the NASDAQ Composite Index and the NASDAQ Healthcare Index
$300
$250
$200
$150
$100
$50
5/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
TransMedics Group, Inc. (TMDX)
Nasdaq Healthcare (IXHC)
Nasdaq Composite (COMP)

(1) This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filings of TransMedics Group, Inc. under the Securities Act of 1933, as amended.

Holders of Our Common Stock

As of February 15, 2023, there were approximately 27 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2022 to December 31, 2022.

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

Overview

We are a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our National OCS Program, or NOP, an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval, or PMA, from the Food and Drug Administration, or FDA. Also, all three of our products, OCS Heart, OCS Lung and OCS Liver are approved for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing and expanding our National OCS Program; developing and expanding our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated total revenue of $93.5 million and incurred a net loss of $36.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $478.7 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; expanding our NOP; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.

As of December 31, 2022, we had cash of $201.2 million. We believe that our cash will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

Economic Impacts and COVID-19

Inflation, changes in trade policies, and the imposition of duties and tariffs have and could continue to adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs. For example, the global economy has experienced extreme volatility and disruptions, including significant volatility in commodity, other material and labor costs, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions have and could continue to result in a variety of risks to our business, including impacts on demand and pricing for our products and pricing and availability of raw materials and components for our products, which could make it difficult to forecast our inventory needs and financial results.

The COVID-19 pandemic, including efforts to contain the spread of the coronavirus, has impacted, and may continue to impact, our business, financial condition, operating results and cash flows, including as a result of the impact of new variants or spikes in infection rates. Continued impacts to our business as a result of COVID-19 may include disruptions to our manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on our employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from other affected countries and within the United States.

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

Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ retrieval and OCS organ management services under our NOP in the United States.

All of our revenue has been generated by sales to transplant centers and Organ Procurement Organizations, not-for-profit organizations responsible for recovering organs from deceased donors for transplantation, in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions and may also contain promises for organ retrieval and OCS organ management services under our NOP, and an OCS Console, whether sold or loaned to the customer.

When a customer order includes disposable sets and organ retrieval or OCS organ management services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are each delivered to the customer.

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

Under some of our customer clinical trial agreements, we made payments to our customers for reimbursements of clinical trial materials and for specified clinical documentation related to their use of our OCS products. Because some of these payments did not provide us with a separately identifiable benefit, we recorded such payments as a reduction of revenue from the customer, resulting in our net product revenue presentation.

Through December 31, 2022, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the CE Mark certifications for each of our OCS products. As required by the EU Medical Devices Regulation (Regulation 2017/745), or the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE Mark in September 2022 for the OCS Liver Console and disposables. We have applied for and expect to receive the CE Mark for the OCS Liver combined with our solution additives under the MDR within the next 12 months.

We expect that our revenue will increase over the long term as a result of receiving PMAs for the OCS Lung, OCS Heart and OCS Liver in the United States and as a result of the continued expansion of the NOP in the United States. We also expect that our revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases and if more transplant centers adopt the OCS in their programs.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production, and depreciation of OCS Consoles loaned to customers. When we loan an OCS Console to a customer for its use free of charge, we capitalize as property and equipment the cost of our OCS Console and depreciate it over its five-year estimated useful life. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead and transportation costs that directly support organ retrieval and OCS organ management services. We expect that cost of revenue will increase or decrease in absolute dollars primarily as, and to the extent that, our revenue increases or decreases.

Gross profit is the amount by which our revenue exceeds our cost of revenue in each reporting period. We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing overhead costs, direct labor, the cost of services provided under the NOP and the selling price of our OCS products and NOP services.

We expect that the cost of net product revenue as a percentage of net product revenue will moderately decrease and gross margin and gross profit will moderately increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to economies of scale, our product enhancements and improved manufacturing efficiency. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. We also expect to see modest improvements in the future in our gross margin on services as we provide more services and the efficiency in provisioning of these services improves due to scale and experience. While we expect our gross margins to increase over the long term, they will likely fluctuate from quarter to quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our commercial team and personnel in executive, marketing, finance and administrative functions. Selling, general and administrative expenses also include direct and allocated facility-related costs, logistics costs, promotional activities, marketing, conferences and trade show costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We expect to continue to increase headcount in our commercial team and increase marketing efforts as we continue to grow commercial sales of our OCS products in both U.S. and select non-U.S. markets. We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount to support the expected continued sales growth of our OCS products and our National OCS Program.

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

As of December 31, 2022, we had federal net operating loss carryforwards of $378.5 million, which may be available to offset future taxable income, of which $209.5 million of the total net operating loss carryforwards expire at various dates beginning in 2023, while the remaining $169.0 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, we had state net operating loss carryforwards of $321.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $9.0 million and $5.5 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2023 and 2024, respectively. As of December 31, 2022, we had no foreign net operating loss carryforwards. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of the Years Ended December 31, 2022, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Net product revenue	$79,234	$29,657	$25,092
Service revenue	14,225	605	547
Total revenue	93,459	30,262	25,639
Cost of revenue:
Cost of net product revenue	16,970	9,031	8,961
Cost of service revenue	11,217	72	43
Total cost of revenue	28,187	9,103	9,004
Gross profit	65,272	21,159	16,635
Operating expenses:
Research, development and clinical trials	26,812	22,304	18,831
Selling, general and administrative	69,897	38,283	24,188
Total operating expenses	96,709	60,587	43,019
Loss from operations	(31,437)	(39,428)	(26,384)
Other income (expense):
Interest expense	(3,726)	(3,874)	(3,985)
Other income (expense), net	(1,002)	(877)	1,653
Total other expense, net	(4,728)	(4,751)	(2,332)
Loss before income taxes	(36,165)	(44,179)	(28,716)
Provision for income taxes	(66)	(36)	(32)
Net loss	$(36,231)	$(44,215)	$(28,748)

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,
	2022	2021	Change
Revenue by country by organ:
United States
Lung total revenue	$7,967	$9,843	$(1,876)
Heart total revenue	29,902	10,103	19,799
Liver total revenue	46,169	1,915	44,254
Total United States revenue	84,038	21,861	62,177
All other countries
Lung revenue	880	822	58
Heart revenue	8,451	7,579	872
Liver revenue	90	—	90
Total all other countries revenue	9,421	8,401	1,020
Total revenue	$93,459	$30,262	$63,197

Revenue from customers in the United States was $84.0 million in the year ended December 31, 2022 and increased by $62.2 million compared to the year ended December 31, 2021, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets, partially offset by lower sales volumes of our OCS Lung disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue from organ retrieval and OCS organ management services under the NOP in the United States. Revenue from customers who participated in our NOP accounted for approximately 89% of total revenue from customers in the United States for the year ended December 31, 2022. Revenue from sales of OCS Liver disposable sets and organ retrieval and OCS organ management services in the United States increased by $44.3 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the recent FDA approval of the OCS Liver product and the expansion of our National OCS Program during the year ended December 31, 2022. Revenue from sales of OCS Heart disposable sets and organ retrieval and OCS organ management services in the United States increased by $19.8 million also primarily as a result of the FDA approval of the OCS Heart in the third quarter of 2021 and the additional DCD Heart PMA supplement indication approved by the FDA in April 2022, as well as the expansion of the National OCS Program during the year ended December 31, 2022. Revenue from sales of OCS Lung disposable sets and organ retrieval and OCS organ management services in the United States decreased by $1.9 million due to a decrease in sales volumes of OCS Lung disposable sets.

Revenue from customers outside the United States was $9.4 million in the year ended December 31, 2022 and increased by $1.0 million compared to the year ended December 31, 2021. Revenue outside of the United States increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to increased pricing and increased sales volumes of OCS Lung, OCS Heart and OCS Liver disposable sets. This increase was partially offset by an unfavorable impact of foreign exchange rates of $0.8 million.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $7.9 million from $9.0 million in the year ended December 31, 2021 to $17.0 million in the year ended December 31, 2022. Cost of service revenue increased by $11.1 million from $0.1 million in the year ended December 31, 2021 to $11.2 million in the year ended December 31, 2022, as the National OCS Program launched in late 2021. Gross profit increased by $44.1 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. Gross profit in the year ended December 31, 2022 included a favorable impact of $1.4 million as a result of changes in estimates of certain clinical trial accruals.

Gross margin from net product revenue was 79% and 70% for the years ended December 31, 2022 and 2021, respectively. Gross margin from net product revenue increased primarily as a result of economies of scale from higher sales volumes and increased sales of higher priced OCS disposable sets in the United States. Gross margin from service revenue was 21% for the year ended December 31, 2022 and consisted primarily of organ retrieval and OCS organ management services under our NOP. Service revenue for the year ended December 31, 2021 consisted primarily of a small amount of organ management services provided prior to the expansion of our NOP and training services provided to direct acquisition customers.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$9,548	$8,292	$1,256
Clinical trials costs	1,778	3,180	(1,402)
Consulting and third-party testing	5,104	4,212	892
Laboratory supplies and research materials	5,404	2,837	2,567
Other	4,978	3,783	1,195
Total research, development and clinical trials expenses	$26,812	$22,304	$4,508

Total research, development and clinical trials expenses increased by $4.5 million from $22.3 million in the year ended December 31, 2021 to $26.8 million in the year ended December 31, 2022. Personnel related costs increased by $1.3 million primarily due to an increase in stock-based compensation expense of $0.4 million related to additional grants to new and existing employees as well as an increase in headcount. Consulting and third-party testing, laboratory supplies and research materials, and other costs increased by $0.9 million, $2.6 million and $1.2 million, respectively, due to increased activity in our next generation program and ongoing existing research activities. Clinical trial costs decreased by $1.4 million due to the completion of pre-market approval clinical trial enrollment activity following the approval of the OCS Heart and OCS Liver by the FDA in September 2021.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$39,350	$21,202	$18,148
Professional and consultant fees	7,991	7,032	959
Tradeshows and conferences	4,347	1,445	2,902
Logistics and other	18,209	8,604	9,605
Total selling, general and administrative expenses	$69,897	$38,283	$31,614

Total selling, general and administrative expenses increased by $31.6 million from $38.3 million in the year ended December 31, 2021 to $69.9 million in the year ended December 31, 2022 due to increases in personnel related costs, professional and consultant fees, tradeshows and conferences and logistics and other costs. Personnel related costs increased by $18.1 million primarily due to the continued expansion of our team to support the National OCS Program and commercial growth of our OCS Heart and OCS Liver products in the United States, as well as an increase in stock-based compensation expense of $3.0 million due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $1.0 million due to additional sales and administration costs related to the expansion of our National OCS Program. Tradeshows and conferences costs increased by $2.9 million as a result of increased in-person activities as restrictions implemented in response to the COVID-19 pandemic were eased. Logistics and other costs increased by $9.6 million due to increased start-up and logistics costs related to the expansion of our National OCS Program.

Other Income (Expense)

Interest Expense

Interest expense was $3.7 million and $3.9 million for the years ending December 31, 2022 and 2021, respectively. The decrease was due to a lower interest rate for our indebtedness under the CIBC Credit Agreement, partially offset by an increase in the principal amount of the loan outstanding compared to the principal that had been outstanding under our prior credit agreement with OrbiMed.

Other Expense, Net

Other expense, net for the years ended December 31, 2022 and 2021 included interest income of $0.9 million and $0.1 million, respectively, resulting from higher interest earned on our invested cash balances. Other expense, net also included $1.3 million and $1.0 million of realized and unrealized foreign currency transaction losses, respectively. Other expense, net for the year ended December 31, 2022 also included a loss on extinguishment of debt of $0.6 million.

Comparison of the Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Comparison of the Years Ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, our principal source of liquidity was cash of $201.2 million. Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash used in operating activities	$(45,817)	$(28,864)	$(30,265)
Cash provided by (used in) investing activities	54,513	29,267	(41,598)
Cash provided by financing activities	167,927	1,393	75,549
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,021)	(797)	803
Net increase in cash, cash equivalents and restricted cash	$175,602	$999	$4,489

Operating Activities

During the year ended December 31, 2022, operating activities used $45.8 million of cash, primarily resulting from our net loss of $36.2 million and net cash used by changes in our operating assets and liabilities of $26.8 million, partially offset by net non-cash charges of $17.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of an increase in accounts receivable of $21.7 million and an increase in inventory of $8.0 million, partially offset by a decrease in prepaid expenses of $2.5 million.

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

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities of $54.5 million consisted of proceeds from sales and maturities of marketable securities of $76.9 million, partially offset by $10.5 million in purchases of marketable securities and $11.9 million in purchases of property and equipment.

During the year ended December 31, 2021, net cash provided by investing activities of $29.3 million consisted of proceeds from sales and maturities of marketable securities of $104.8 million, partially offset by $72.0 million in purchases of marketable securities and $3.5 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities of $167.9 million consisted of net proceeds from our public offering in August 2022 of $139.9 million, net proceeds from the issuance of long-term debt of $58.5 million, proceeds from the issuance of common stock upon exercise of stock options of $4.7 million, proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.5 million and proceeds from the issuance of common stock upon exercise of warrants of $0.4 million, partially offset by the repayments of long-term debt of $36.1 million.

During the year ended December 31, 2021, net cash provided by financing activities of $1.4 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $1.0 million and proceeds from the issuance of common stock in connection with the employee stock purchase plan of $0.4 million.

For a discussion of our cash flows for the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC pursuant to which we borrowed $60.0 million, referred to herein as the CIBC Credit Agreement. We used proceeds of the CIBC Credit Agreement to repay all amounts due under our credit agreement with OrbiMed, which was entered into in June 2018.

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

All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of December 31, 2022, we were in compliance with all covenants of the CIBC Credit Agreement.

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

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our National OCS Program, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, and seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets. For example, if the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. In addition, following the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
the amount of net product revenue generated by sales of our OCS Consoles, OCS disposable sets and other products that may be approved in the United States and select non-U.S. markets, revenue generated by our services, and expansion of the NOP;
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
•
the cost of development of the next generation OCS;
•
the costs associated with building our commercial operations;
•
the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•
the level of our selling, general and administrative expenses.

We believe that our existing cash will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months following the filing of our annual report on Form 10-K.

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in this Annual Report on Form 10-K.

Material Contractual Obligations

Our contractual obligations include amounts payable as principal and interest payments under the CIBC Credit Agreement. As of December 31, 2022, our outstanding principal balance was $60.0 million and is due in 2027. We estimate we will pay $3.7 million in interest payments during 2023. Our estimate of payments is based on an assumed rate of 6.1%, which was the interest rate in effect at December 31, 2022.

We lease our facilities under non-cancelable operating leases that have remaining lease terms of 5 years as of December 31, 2022. As of December 31, 2022, we had fixed lease payment obligations of $10.5 million, of which $2.0 million is payable during 2023.

In January 2021, we entered into an unconditional $9.5 million purchase commitment in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. As of December 31, 2022, our remaining purchase commitment is $7.0 million.

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

Revenue Recognition

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ retrieval and OCS organ management services under our NOP in the United States.

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

Substantially all of our customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ retrieval and OCS organ management services under our National OCS Program or an OCS Console, whether sold or loaned to the customer. We evaluate each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in our customer arrangements from which we derive revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ retrieval services and OCS organ management services.

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

Customer orders may include the loan of an OCS Console as well as OCS disposable sets used in each transplant procedure. When we loan the OCS Console to the customer, we retain title to the console at all times and do not require minimum purchase commitments from the customer related to any OCS products. In such cases, we invoice the customer for OCS disposable sets based on customer orders received for each new transplant procedure and the prices set forth in the customer agreement. Over time, we typically recover the cost of the loaned OCS Console through the customer’s continued purchasing and use of additional OCS disposable sets. For these reasons, we have determined that part of the arrangement consideration for the disposable set is an implied rental payment for use of the OCS Console. Therefore, we allocate the arrangement consideration between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant.

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the our consolidated statements of operations. Revenue from sales to customers of organ retrieval and OCS organ management services is classified as service revenue in our consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ retrieval or OCS organ management services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are each delivered to the customer.

Payments Made to Customers

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

Stock-Based Compensation

We account for stock-based awards granted to employees, non-employees and directors based on the fair value of the award on the date of grant. The fair value of option awards is measured using the Black-Scholes option-pricing model. The fair value of restricted common stock awards is measured based on the difference between market value of our common stock on date of grant and the purchase price (if any). Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. Compensation expense for those awards is recognized over the requisite service which is generally the vesting period of the respective award. We account for forfeitures as they occur and record compensation cost assuming all option holders will complete the requisite service period. If an award is forfeited, we reverse compensation expense previously recognized in the period the award is forfeited.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

Valuation of Inventory

We value inventory at the lower of cost or net realizable value, with cost computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in our consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis. The reserve for excess and obsolete inventory was $0.3 million as of December 31, 2022 and 2021.

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

Foreign Currency Exchange Risk

Our foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the period-end exchange rates. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense). We recognized foreign currency transaction losses of $1.3 million during the year ended December 31, 2022.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity on our consolidated balance sheets. We recorded a foreign currency translation loss of $0.1 million during the year ended December 31, 2022.

For the year ended December 31, 2022, 9% of our revenue and 4% of our operating costs and expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency exposure.

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

Interest Rate Sensitivity

In July 2022, we entered into our CIBC Credit Agreement with CIBC. Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. As of December 31, 2022 borrowings outstanding under the CIBC Credit Agreement totaled $60.0 million and the interest rate applicable to such borrowings was 6.1%. An immediate 10% change in the Federal Funds Effective Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

TRANSMEDICS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransMedics Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransMedics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recorded $93.3 million in total revenues for the year ended December 31, 2022. The Company generates product revenue, from sales of its single-use, organ-specific disposable sets (i.e., its organ-specific OCS Perfusion Sets sold together with its organ-specific OCS Solutions) used on its organ-specific OCS Consoles, each being a component of the Company’s Organ Care System (OCS) products, and service revenue, by providing outsourced organ retrieval and OCS organ management services under the Company’s National OCS Program. Substantially all of the Company’s customer contracts have multiple-performance obligations. Deliverables consist of OCS Perfusion Sets and OCS Solutions. In some of those customer contracts, the deliverables also include an OCS Console, whether sold or loaned to the customer. Management evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. Management has concluded that training, OCS Console equipment set-up, and the OCS Console itself are highly interdependent and represent a single, combined performance obligation. Revenue is recognized when control of the OCS product or products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or products. Control is transferred for the OCS products typically only after the product has arrived at the customer site and, in addition for OCS Consoles, the training and equipment set-up have been completed by the Company. Additionally, under the National OCS program, service deliverables available to customers include organ retrieval and OCS organ management, which are distinct performance obligations and are recognized as service revenue when the services occur.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the high degree of auditor effort in performing procedures and in evaluating audit evidence related to management’s determination of the point in time when control of the OCS product or products is transferred to the customer or services are performed and revenue is recognized.

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

February 27, 2023

We have served as the Company’s auditor since 2001.

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$201,182	$25,580
Marketable securities	—	66,872
Accounts receivable	27,611	5,934
Inventory	20,605	14,859
Prepaid expenses and other current assets	2,896	5,460
Total current assets	252,294	118,705
Property and equipment, net	19,223	9,841
Restricted cash	500	500
Operating lease right-of-use assets	5,130	5,847
Total assets	$277,147	$134,893
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,341	$6,651
Accrued expenses and other current liabilities	18,635	16,337
Deferred revenue	241	250
Operating lease liabilities	1,444	—
Total current liabilities	23,661	23,238
Long-term debt, net of discount and current portion	58,696	35,197
Operating lease liabilities, net of current portion	7,415	8,604
Total liabilities	89,772	67,039
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 32,141,368 shares and 27,791,615 shares issued and outstanding at December 31, 2022 and 2021, respectively	666,277	510,488
Accumulated other comprehensive loss	(225)	(188)
Accumulated deficit	(478,677)	(442,446)
Total stockholders’ equity	187,375	67,854
Total liabilities and stockholders’ equity	$277,147	$134,893

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Net product revenue	$79,234	$29,657	$25,092
Service revenue	14,225	605	547
Total revenue	93,459	30,262	25,639
Cost of revenue:
Cost of net product revenue	16,970	9,031	8,961
Cost of service revenue	11,217	72	43
Total cost of revenue	28,187	9,103	9,004
Gross profit	65,272	21,159	16,635
Operating expenses:
Research, development and clinical trials	26,812	22,304	18,831
Selling, general and administrative	69,897	38,283	24,188
Total operating expenses	96,709	60,587	43,019
Loss from operations	(31,437)	(39,428)	(26,384)
Other income (expense):
Interest expense	(3,726)	(3,874)	(3,985)
Other income (expense), net	(1,002)	(877)	1,653
Total other expense, net	(4,728)	(4,751)	(2,332)
Loss before income taxes	(36,165)	(44,179)	(28,716)
Provision for income taxes	(66)	(36)	(32)
Net loss	$(36,231)	$(44,215)	$(28,748)
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.60)	$(1.16)
Weighted average common shares outstanding, basic and diluted	29,556,633	27,616,839	24,702,764

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(36,231)	$(44,215)	$(28,748)
Other comprehensive loss:
Foreign currency translation adjustment	(73)	(46)	(49)
Unrealized gains (losses) on marketable securities, net of tax of $0	36	(47)	(44)
Total other comprehensive loss	(37)	(93)	(93)
Comprehensive loss	$(36,268)	$(44,308)	$(28,841)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Accumulated Other		Total
	Shares	Amount	Comprehen- sive Loss	Accumulated Deficit	Stockholders’ Equity
Balances at December 28, 2019	21,184,524	$424,134	$(2)	$(369,483)	$54,649
Issuance of common stock upon the exercise of common stock options	218,084	227	—	—	227
Issuance of common stock in connection with employee stock purchase plan	22,697	357	—	—	357
Issuance of common stock in public offering, net of discounts and issuance costs of $585	5,750,000	75,085	—	—	75,085
Stock-based compensation expense	—	2,414	—	—	2,414
Foreign currency translation adjustment	—	—	(49)	—	(49)
Unrealized losses on marketable securities	—	—	(44)	—	(44)
Net loss	—	—	—	(28,748)	(28,748)
Balances at December 31, 2020	27,175,305	502,217	(95)	(398,231)	103,891
Issuance of common stock upon the exercise of common stock options	588,461	974	—	—	974
Issuance of common stock in connection with employee stock purchase plan	27,849	419	—	—	419
Stock-based compensation expense	—	6,878	—	—	6,878
Foreign currency translation adjustment	—	—	(46)	—	(46)
Unrealized losses on marketable securities	—	—	(47)	—	(47)
Net loss	—	—	—	(44,215)	(44,215)
Balances at December 31, 2021	27,791,615	510,488	(188)	(442,446)	67,854
Issuance of common stock in public offering, net of discounts and issuance costs of $676	3,737,500	139,854	—	—	139,854
Issuance of common stock upon the exercise of common stock options	507,795	4,667	—	—	4,667
Issuance of common stock in connection with employee stock purchase plan	30,143	509	—	—	509
Issuance of restricted common stock	26,093	—	—	—	—
Restricted common stock forfeitures	(1,778)	—	—	—	—
Issuance of common stock in connection with exercise of warrants	50,000	438	—	—	438
Stock-based compensation expense	—	10,321	—	—	10,321
Foreign currency translation adjustment	—	—	(73)	—	(73)
Unrealized gains on marketable securities	—	—	36	—	36
Net loss	—	—	—	(36,231)	(36,231)
Balances at December 31, 2022	32,141,368	$666,277	$(225)	$(478,677)	$187,375

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(36,231)	$(44,215)	$(28,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,478	1,817	1,577
Stock-based compensation expense	10,321	6,878	2,414
Loss on extinguishment of debt	575	—	—
Loss on sale of marketable securities	107	—	—
Non-cash interest and end of term accretion expense	465	540	511
Non-cash lease expense	717	829	—
Net amortization of premiums on marketable securities	381	1,356	634
Unrealized foreign currency transaction (gains) losses	1,129	928	(1,065)
Changes in operating assets and liabilities:
Accounts receivable	(21,678)	840	(218)
Inventory	(8,024)	(4,894)	(1,740)
Prepaid expenses and other current assets	2,521	(3,151)	(769)
Accounts payable	(3,270)	5,090	(5,802)
Accrued expenses and other current liabilities	3,437	4,875	1,948
Deferred revenue	—	7	60
Operating lease liabilities	255	236	—
Deferred rent	—	—	933
Net cash used in operating activities	(45,817)	(28,864)	(30,265)
Cash flows from investing activities:
Purchases of property and equipment	(11,907)	(3,519)	(455)
Purchases of marketable securities	(10,496)	(72,024)	(121,793)
Proceeds from sales and maturities of marketable securities	76,916	104,810	80,650
Net cash provided by (used) in investing activities	54,513	29,267	(41,598)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	58,509	—	—
Repayments of long-term debt	(36,050)	—	—
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions and issuance costs paid	139,854	—	74,965
Proceeds from issuance of common stock upon exercise of stock options	4,667	974	227
Proceeds from issuance of common stock upon exercise of warrants	438	—	—
Proceeds from issuance of common stock in connection with employee stock purchase plan	509	419	357
Proceeds from Paycheck Protection Program loan	—	—	2,249
Repayment of Paycheck Protection Program loan	—	—	(2,249)
Net cash provided by financing activities	167,927	1,393	75,549
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,021)	(797)	803
Net increase in cash, cash equivalents and restricted cash	175,602	999	4,489
Cash, cash equivalents and restricted cash, beginning of period	26,080	25,081	20,592
Cash, cash equivalents and restricted cash, end of period	$201,682	$26,080	$25,081
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,260	$3,334	$3,475
Supplemental disclosure of non-cash investing and financing activities:
Transfers of inventory to property and equipment	$2,135	$1,823	$1,191
Purchases of property and equipment included in accounts payable and accrued expenses	$62	$1,200	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$201,182	$25,580	$24,581
Restricted cash	500	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$201,682	$26,080	$25,081

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group was incorporated in the State of Delaware in August 1998. The Company is a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including a net loss of $36.2 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $478.7 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash of $201.2 million as of December 31, 2022 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Annual Report on Form 10-K. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

The impact of the COVID-19 pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. Continued impacts to the Company’s business as a result of COVID-19 may include disruptions to the Company’s manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from other affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its OCS products, a further prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2022 and 2021, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the year ended December 31, 2022, one customer accounted for 14% of revenue. For the year ended December 31, 2021, one customer accounted for 11% of revenue. For the year ended December 31, 2020, two customers accounted for 14% and 10% of revenue, respectively. As of December 31, 2022, no customer accounted for 10% or more of accounts receivable. As of December 31, 2021, two customers accounted for 21% and 15% of accounts receivable, respectively.

Certain of the components and subassemblies included in the Company’s products are obtained from a sole source, a single source or a limited group of suppliers, as are sterilization services. Although the Company seeks to reduce dependence on those limited sources of suppliers, manufacturers and service providers, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

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

Restricted Cash

As of December 31, 2022 and 2021, the Company maintained two letters of credit totaling $0.5 million for the benefit of the landlord of its leased property. The Company was required to maintain a separate cash balance of $0.5 million to secure the letters of credit. Related to this separate cash balance, the Company classified $0.5 million as restricted cash (non-current) on its consolidated balance sheets as of December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2022 and 2021, the Company had no allowance for credit losses. During the years ended December 31, 2022, 2021 and 2020, the Company did not record any provisions for credit losses. During the year ended December 31, 2022, the Company wrote off less than $0.1 million of accounts receivable balances. During the years ended December 31, 2021 and 2020, the Company did not write off any accounts receivable balances.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Manufacturing equipment	5 years
OCS Consoles	5 years
Computer equipment and software	3 years
Laboratory equipment	3 years
Office and trade show equipment	5 years
Leasehold improvements	Shorter of term of lease or 15 years

Costs incurred for OCS Consoles are recorded as inventory unless and until the Company determines that an OCS Console will either be used for the NOP or loaned to a customer for its use, at which time the Company reclassifies the cost of the OCS Console from inventory to property and equipment and begins to depreciate the OCS Console over its estimated useful life. Such depreciation expense is classified as a cost of revenue. The Company retains title to all OCS Consoles loaned to customers.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021 and 2020.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s OCS Console and OCS Perfusion Sets. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized based upon the pattern in which economic benefits related to such assets are realized. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2022, 2021 and 2020.

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

At the end of each reporting period, the Company assesses whether losses should be accrued on long-term manufacturing purchase commitments in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the statements of operations unless they are deemed recoverable through firm sales contacts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in the accompanying consolidated financial statements, the Company did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize any loss provision for future-period remaining purchase commitments for the year ended December 31, 2022.

Leases

Prior to January 1, 2021, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2021, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, for the year ended December 31, 2020, the Company’s financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such period. As of and for the years ended December 31, 2022 and 2021, the Company’s consolidated financial statements are presented in accordance with ASC 842.

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

When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2022, 2021 and 2020.

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

Product Warranties

The Company provides a one-year warranty on its OCS Consoles and disposable sets and replaces or repairs any OCS Console or disposable set that does not function in accordance with the product specifications. OCS Consoles returned to the Company may be refurbished and redeployed. Estimated warranty costs are recorded at the time of shipment of the OCS Console or disposable set. Warranty costs are estimated based on the current expected product replacement or repair cost and expected replacement or repair rates based on historical experience. The Company evaluates its warranty accrual at the end of each reporting period and makes adjustments as necessary. As of December 31, 2022 and 2021, the warranty accrual was less than $0.1 million.

Revenue Recognition

The Company generates net product revenue primarily from sales of its single-use, organ-specific disposable sets used on its organ-specific OCS Consoles. To a lesser extent, the Company also generates product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. The Company also generates service revenue by providing outsourced organ retrieval and OCS organ management services under its National OCS Program in the United States.

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

Substantially all of the Company’s customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ retrieval and OCS organ management services under the Company's National OCS Program or an OCS Console, whether sold or loaned to the customer. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements from which it derives revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ retrieval services and OCS organ management services.

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

Customer orders may include the loan of an OCS Console as well as OCS disposable sets used in each transplant procedure. When the Company loans the OCS Console to the customer, it retains title to the console at all times and does not require minimum purchase commitments from the customer related to any OCS products. In such cases, the Company invoices the customer for OCS disposable sets based on customer orders received for each new transplant procedure and the prices set forth in the customer agreement. Over time, the Company typically recovers the cost of the loaned OCS Console through the customer’s continued purchasing and use of additional OCS disposable sets. For these reasons, the Company has determined that part of the arrangement consideration for the disposable set is an implied rental payment for use of the OCS Console. Therefore, the Company allocates the arrangement consideration between the lease deliverables (i.e., the OCS Console) and non-lease deliverables (i.e., the OCS disposable sets) based on the relative estimated standalone selling price of each distinct performance obligation. To date, the amounts allocated to lease deliverables have been insignificant.

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the Company's consolidated statements of operations. Revenue from sales to customers of organ retrieval and OCS organ management services is classified as service revenue in the Company’s consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ retrieval or OCS organ management services, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are each delivered to the customer.

Payments Made to Customers

Under some of the Company’s customer clinical trial agreements, the Company makes payments to its customers for reimbursements of clinical trial materials and for specified clinical documentation related to the customer’s use of its OCS products. The Company also makes payments to customers involved in post-approval studies for information related to the transplant procedures performed. The Company determines the appropriate accounting treatments for these payments depending on the nature of the payment and whether they are for distinct goods or services.

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of December 31, 2022 and 2021.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has determined that its only contract liabilities are deferred revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue.

Remaining Performance Obligations

The Company generally satisfies performance obligations within one year of the contract inception date, which amounts are included in deferred revenue and are not material.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled ($1.3 million), ($1.0 million) and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees, non-employees and directors based on the fair value of the award on the date of grant. The fair value of option awards is measured using the Black-Scholes option-pricing model. The fair value of restricted common stock awards is measured based on the difference between market value of the Company’s common stock on date of grant and the purchase price (if any). Generally, the Company issues awards with only service-based vesting conditions. Compensation expense for those awards is recognized over the vesting period of the respective award using the straight-line method. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. When the unvested portion of an award is forfeited, the Company reverses compensation expense previously recognized in the period of the forfeiture.

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

Accumulated other comprehensive gains (losses) on the consolidated balance sheets consists primarily of foreign currency translation adjustments. Accumulated other comprehensive loss attributable to unrealized gains (losses) on marketable securities has not been significant.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2022, 2021 and 2020.

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

	As of December 31,
	2022	2021
Warrants to purchase common stock	14,440	64,440
Options to purchase common stock	3,288,791	2,797,550
Employee stock purchase plan	14,135	12,465
Restricted stock awards	24,315	—
	3,341,681	2,874,455

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

3.
Marketable Securities

The Company did not have marketable securities as of December 31, 2022.

Marketable securities by security type as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. Treasury securities (due within one year)	$63,907	$—	$(33)	$—	$63,874
U.S. government agency bonds (due within one year)	3,001	—	(3)	—	2,998
	$66,908	$—	$(36)	$—	$66,872

4.
Fair Value of Financial Assets

The Company did not have assets measured at fair value on a recurring basis as of December 31, 2022.

The following table presents the Company’s fair value hierarchy for its assets that were measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

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

5.
Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$10,939	$7,274
Work-in-process	1,876	1,932
Finished goods	7,790	5,653
	$20,605	$14,859

6.
Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Manufacturing equipment	$3,721	$1,769
OCS Consoles	10,878	8,865
Computer equipment and software	2,064	1,511
Laboratory equipment	671	668
Office and trade show equipment	2,121	177
Leasehold improvements	12,415	1,319
Construction-in-progress	482	5,267
	32,352	19,576
Less: Accumulated depreciation and amortization	(13,129)	(9,735)
	$19,223	$9,841

During the years ended December 31, 2022, 2021 and 2020, total depreciation and amortization expense was $3.5 million, $1.8 million and $1.6 million, respectively. Of those amounts, $1.7 million, $1.4 million and $1.3 million, respectively, was recorded as expense in cost of revenue related to the depreciation of OCS Consoles.

7.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$9,812	$5,173
Accrued logistics costs	2,581	—
Accrued professional fees	965	1,973
Accrued research, development and clinical trial expenses	1,876	4,567
Accrued other	3,401	4,624
	$18,635	$16,337

8.
Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Principal amount of long-term debt	$60,000	$35,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	35,000
Debt discount, net of accretion	(1,304)	(511)
Accrued end-of-term payments	—	708
Long-term debt, net of discount and current portion	$58,696	$35,197

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

In July 2022, the Company repaid amounts due under the OrbiMed Credit Agreement, including $35.0 million of principal repayments and a $1.1 million end of term payment, as well as accrued interest, and the OrbiMed Credit Agreement was terminated. Upon repayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of $0.6 million, which was classified as other expense in the consolidated statements of operations.

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

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of December 31, 2022, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

As of December 31, 2022, the interest rate applicable to borrowings under the CIBC Credit Agreement was 6.1%. During each of the years ended December 31, 2022, 2021 and 2020, the weighted average effective interest rate on outstanding borrowings was approximately 6.6%, 11.2%, and 11.2%, respectively.

9.
Equity

Preferred Stock

As of December 31, 2022, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s boards of directors upon issuance.

Common Stock

As of December 31, 2022, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors, as described above. Through December 31, 2022, no dividends had been declared or paid.

Warrants

As of December 31, 2022, the Company had outstanding warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024. In November 2022, warrants were exercised to purchase 50,000 shares of common stock at an exercise price of $8.75 per share for total proceeds of $0.4 million.

10.
Stock-Based Compensation

2019 Stock Incentive Plan

The 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Plan was 3,428,571 shares, plus the number of shares underlying awards under the previously outstanding 2014 Stock Incentive Plan (the “2014 Plan”), not to exceed 1,595,189 shares, that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant. Since the effectiveness of the Company’s 2019 Plan in April 2019, no awards have been made or will be made under the 2014 Plan.

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. As of December 31, 2022, 820,336 shares of common stock were available for issuance under the 2019 Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of common stock of TransMedics Group were initially reserved for issuance under the 2019 ESPP. During the year ended December 31, 2022, 30,143 shares were issued under the 2019 ESPP and as of December 31, 2022, 290,453 shares remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. As of December 31, 2022, 478,938 shares of common stock remained available for issuance under the Inducement Plan.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. Because there had been no public market for the Company's common stock prior to the Company's initial public offering, there is limited Company-specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on a combination of the Company's own historical volatility and historical volatility of a group of publicly-traded companies with similar characteristics to itself. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.33%	0.90%	0.91%
Expected term (in years)	6.03	6.03	5.97
Expected volatility	59%	58%	54%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	2,797,550	$20.64	7.54	$14,625
Granted	1,195,910	19.48
Exercised	(507,795)	9.19
Forfeited	(186,586)	27.45
Expired	(10,288)	31.89
Outstanding as of December 31, 2022	3,288,791	$21.56	7.86	$132,076
Vested and expected to vest as of December 31, 2022	3,288,791	$21.56	7.86	$132,076
Options exercisable as of December 31, 2022	1,603,499	$17.86	6.92	$70,331

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $15.0 million, $16.3 million and $2.9 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $11.32 per share, $18.63 per share and $7.91 per share, respectively.

The Company has not granted any stock-based awards with performance-based vesting conditions.

Restricted Common Stock

During the year ended December 31, 2022, the Company granted shares of restricted common stock to certain non-employee service providers. The Company did not grant restricted common stock in either of the years ended December 31, 2021 and 2020. Shares of unvested restricted common stock may not be sold or transferred by the holder. If the holder’s service to the Company and its affiliates ceases for any reason, unvested shares of restricted common stock held by these individuals will immediately be forfeited for no consideration, as provided in the individual restricted stock agreements.

The following table summarizes the Company's restricted common stock activity since December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2021	—	$—
Issued	26,093	28.74
Vested	—	—
Forfeited	(1,778)	28.12
Unvested restricted common stock as of December 31, 2022	24,315	$28.79

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$125	$72	$27
Research, development and clinical trials expenses	1,465	1,114	396
Selling, general and administrative expenses	8,731	5,692	1,991
	$10,321	$6,878	$2,414

As of December 31, 2022, total unrecognized compensation cost related to unvested share-based awards was $22.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

11.
Income Taxes

Tax Provision Components

During the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year in the United States, due to the uncertainty regarding the realizability of these respective deferred tax assets. The Company generated income in the Netherlands for the years ended December 31, 2022, 2021 and 2020 and, accordingly, recorded a foreign income tax provision of $0.1 million, less than $0.1 million and less than $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Loss Before Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(36,416)	$(44,321)	$(28,803)
Foreign	251	142	87
	$(36,165)	$(44,179)	$(28,716)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.4)%	(6.9)%	(5.7)%
Federal and state research and development tax credits	(5.4)%	(2.4)%	(3.6)%
Nondeductible items	(2.8)%	(3.2)%	(0.2)%
Deferred tax effect of change in state blended rate	16.2%	(1.7)%	7.8%
Return to provision	2.6%	1.1%	1.7%
Other	0.1%	(0.2)%	0.0%
Change in deferred tax asset valuation allowance	15.8%	34.3%	20.9%
Effective income tax rate	0.1%	0.0%	(0.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$92,445	$94,672
Capitalized research and development expense	8,109	4,291
Research and development tax credit carryforwards	13,565	12,186
Accrued expenses	2,994	2,528
Stock-based compensation expense	3,492	2,254
Lease liability	2,218	2,299
Section 163(j) interest	754	—
Other	483	170
Total deferred tax assets	124,060	118,400
Deferred tax liabilities:
Other	(885)	(674)
Right-of-use assets	(1,284)	(1,562)
Total deferred tax liabilities	(2,169)	(2,236)
Valuation allowance	(121,891)	(116,164)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had federal net operating loss carryforwards of $378.5 million, which may be available to offset future taxable income, of which $209.5 million of the total net operating loss carryforwards expire at various dates beginning in 2023, while the remaining $169.0 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, the Company had state net operating loss carryforwards of $321.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.0 million and $5.5 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2023 and 2024, respectively. As of December 31, 2022, the Company had no foreign net operating loss carryforwards.

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

As required by Accounting Standard Codification 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance has been recorded.

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2022 and 2021. The Company's policy is to record any interest or penalties related to income taxes as part of the income tax provision.

The Company generated research credits for the tax years ending after December 31, 2001 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2022. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending federal or state tax examinations. The Company has open tax years subject to examination from fiscal year 2019 to present. To the extent that the Company has carryforward attributes, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in the future.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to the capitalization of research and development costs required under Section 174 and current year federal and net operating losses generated, partially offset by a decrease in deferred tax assets related to state net operating loss carryforwards due to a change in the state effective tax rate. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in net operating loss carryforwards in 2021 and 2020. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance as of beginning of year	$(116,164)	$(101,029)	$(95,024)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(5,727)	(15,135)	(6,005)
Valuation allowance as of end of year	$(121,891)	$(116,164)	$(101,029)

As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations.

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

Under the Leases, the landlord contributed $3.4 million towards the Company’s leasehold improvements. The Company determined that it owns the leasehold improvements related to the Leases and, as such, reflected the $3.4 million lease incentive as a reduction of rental payments used to measure the operating lease liability, and, in turn, the operating lease right-of-use asset upon adoption of ASC 842.

The components of the Company’s lease expense under ASC 842 are as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$1,353	$1,353
Short-term lease cost	806	159
Variable lease cost	718	640
	$2,877	$2,152

Supplemental disclosure of cash flow information related to the leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,948	$1,901

The weighted-average remaining lease term as of December 31, 2022 was 5.0 years. The weighted-average remaining lease term as of December 31, 2021 was 6.0 years. The weighted-average discount rate as of December 31, 2022 and 2021 was 6.7%. Because the interest rate implicit in the lease was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the Leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.

Future annual lease payments under the Company’s Leases as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$1,997
2024	2,047
2025	2,098
2026	2,150
2027	2,204
Total future minimum lease payments	10,496
Less: imputed interest	(1,637)
Total operating lease liabilities	$8,859

The following table represents lease liabilities on the consolidated balance sheet (in thousands):

December 31, 2022
Current operating lease liabilities	$1,444
Operating lease liabilities, net of current portion	7,415
Total operating lease liabilities	$8,859

13.
Commitments and Contingencies

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. For the years ended December 31, 2022, 2021 and 2020, the Company did not make any contributions to the plan.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of December 31, 2022 was $7.0 million.

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

14.
Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 15 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	December 31,
	2022	2021
Long-lived assets by country(1):
United States	$18,568	$9,085
All other countries	655	756
Total long-lived assets	$19,223	$9,841

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

The reconciliation of gross product revenue to net product revenue for these certain payments is shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross product revenue from sales to customers	$77,854	$30,780	$27,809
Less: Clinical trial payments	(1,380)	1,123	2,717
Total net product revenue	$79,234	$29,657	$25,092

Clinical trial payments for the year ended December 31, 2022 include adjustments for certain clinical trial accrual estimates. As clinical trials reach the end of their follow up period, the Company updates its accrual estimates. The Company will continue to update its clinical trial accrual estimates as all information related to clinical trial payments is received.

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $1.0 million, $2.1 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, as operating expenses.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue by country by organ(1):
United States
Lung total revenue	$7,967	$9,843	$5,392
Heart total revenue	29,902	10,103	8,599
Liver total revenue	46,169	1,915	5,248
Total United States revenue	84,038	21,861	19,239
All other countries
Lung revenue	880	822	802
Heart revenue	8,451	7,579	5,598
Liver revenue	90	—	—
Total all other countries revenue	9,421	8,401	6,400
Total revenue	$93,459	$30,262	$25,639

(1)
Revenue by country is categorized based on the location of the end customer. Total revenue includes product and service revenue. Net revenue includes product revenue only.

When a customer order includes disposable sets and organ retrieval or OCS organ management services in the United States, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are each delivered to the customer.

16.
Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President, Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.4 million, $0.4 million and $0.3 million in total compensation in the years ended December 31, 2022, 2021 and 2020, respectively, for her services as an employee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages 76 through 105 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on November 4, 2022)

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

10.15#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Waleed H. Hassanein, M.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.16#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Tamer I. Khayal, M.D. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.17#

Executive Retention Agreement, dated as of March 23, 2015, by and among the Registrant and Stephen Gordon (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.18

Lease Agreement, dated as of June 25, 2004, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.19

First Amendment to Lease, dated as of September 28, 2004, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.20

Second Amendment to Lease, dated as of November 29, 2005, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.21

Third Amendment to Lease, dated as of June 12, 2006, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.22

Fourth Amendment to Lease, dated as of February 1, 2007, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.23

Fifth Amendment to Lease, dated as of April 30, 2010, between the Registrant and 200 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.24

Lease Agreement, dated as of June 25, 2004, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.25

Second Amendment to Lease, dated as of November 29, 2005, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.26

Third Amendment to Lease, dated as of April 30, 2010, between the Registrant and 30 Minuteman Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.27

Omnibus Amendment #1 to Lease Agreement, dated January 9, 2020, by and among the Company, Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

10.28

Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022)

10.29

Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., TransMedics, Inc., TransMedics B.V. and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022)

10.30+

Development and Supply Agreement dated as of May 24, 2005 by and between the Registrant and Fresenius Kabi AB (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.31+

Contract Manufacturing Agreement dated as of April 1, 2015 by and between the Registrant and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.32+

Amendment to Executive Retention Agreement, be and between TransMedics, Inc. and Stephen Gordon, dated April 10, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on April 13, 2020).

10.33

Omnibus Amendment #2 to Lease, dated as of June 1, 2020, by and among the Company and Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38891) filed with the SEC on August 7, 2020).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicated a management or compensatory plan, contract or arrangement.

+ Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: February 27, 2023	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Waleed H. Hassanein, M.D.	President, Chief Executive Officer, Director	February 27, 2023
Waleed H. Hassanein

/s/ Stephen Gordon	Chief Financial Officer, Treasurer and Secretary	February 27, 2023
Stephen Gordon

/s/ James R. Tobin	Chairman of the Board of Directors	February 27, 2023
James R. Tobin

/s/ Edward M. Basile	Director	February 27, 2023
Edward M. Basile

/s/ Thomas J. Gunderson	Director	February 27, 2023
Thomas J. Gunderson

/s/ Edwin M. Kania, Jr.	Director	February 27, 2023
Edwin M. Kania, Jr.

/s/ David Weill, M.D.	Director	February 27, 2023
David Weill, M.D.

/s/ Merilee Raines	Director	February 27, 2023
Merilee Raines