Form 10-Q
period 2023-06-30
TransMedics Group, Inc.
filed 2023-08-04
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 32,630,386 shares of common stock, no par value per share, outstanding.

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
•
our existing and any future indebtedness, including our ability to comply with affirmative and negative covenants under our credit agreements to which we will remain subject until maturity;
•
the fluctuation of our financial results from quarter to quarter;
•
our need to raise additional funding and our ability to obtain it on favorable terms, or at all;
•
our ability to use net operating losses and research and development credit carryforwards;
•
our dependence on the success of the Organ Care System, or OCSTM;
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

i

•
our use of third parties to transport donor organs and medical personnel for our National OCS Program and our ability to establish and grow our aviation operations to support our National OCS Program to reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments;
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
•
our ability to service our 1.50% convertible senior notes, due 2028;
•
the impact of any product recalls or improper use of our products; and
•
our estimates regarding revenue, expenses and needs for additional financing.

ii

TransMedics Group, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$582,210	$201,182
Accounts receivable	47,524	27,611
Inventory	30,545	20,605
Prepaid expenses and other current assets	2,376	2,896
Total current assets	662,655	252,294
Property and equipment, net	19,965	19,223
Restricted cash	750	500
Operating lease right-of-use assets	6,929	5,130
Other non-current assets	59	—
Total assets	$690,358	$277,147
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,031	$3,341
Accrued expenses and other current liabilities	22,862	18,635
Deferred revenue	244	241
Operating lease liabilities	1,880	1,444
Total current liabilities	32,017	23,661
Convertible senior notes, net	445,761	—
Long-term debt, net	58,908	58,696
Operating lease liabilities, net of current portion	8,459	7,415
Total liabilities	545,145	89,772
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 32,582,933 shares and 32,141,368 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	627,747	666,277
Accumulated other comprehensive loss	(220)	(225)
Accumulated deficit	(482,314)	(478,677)
Total stockholders' equity	145,213	187,375
Total liabilities and stockholders' equity	$690,358	$277,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Net product revenue	$42,462	$17,922	$76,455	$32,861
Service revenue	10,003	2,599	$17,564	3,540
Total revenue	52,465	20,521	94,019	36,401
Cost of revenue:
Cost of net product revenue	8,558	4,080	15,864	7,458
Cost of service revenue	7,166	2,091	12,648	2,489
Total cost of revenue	15,724	6,171	28,512	9,947
Gross profit	36,741	14,350	65,507	26,454
Operating expenses:
Research, development and clinical trials	8,291	6,714	14,162	14,248
Selling, general and administrative	29,356	17,381	54,340	31,320
Total operating expenses	37,647	24,095	68,502	45,568
Loss from operations	(906)	(9,745)	(2,995)	(19,114)
Other income (expense):
Interest expense	(2,505)	(972)	(3,596)	(1,932)
Other income (expense), net	2,431	(784)	2,986	(1,011)
Total other expense, net	(74)	(1,756)	(610)	(2,943)
Loss before income taxes	(980)	(11,501)	(3,605)	(22,057)
Provision for income taxes	(21)	(22)	(32)	(28)
Net loss	$(1,001)	$(11,523)	$(3,637)	$(22,085)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.41)	$(0.11)	$(0.79)
Weighted average common shares outstanding, basic and diluted	32,545,352	27,983,629	32,403,597	27,967,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,001)	$(11,523)	$(3,637)	$(22,085)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	(30)	5	(54)
Unrealized gains (losses) on marketable securities, net of tax of $0	—	9	—	(64)
Total other comprehensive income (loss)	(2)	(21)	5	(118)
Comprehensive loss	$(1,003)	$(11,544)	$(3,632)	$(22,203)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2022	32,141,368	$666,277	$(225)	$(478,677)	$187,375
Issuance of common stock upon the exercise of common stock options	378,500	3,574	—	—	3,574
Issuance of common stock in connection with employee stock purchase plan	14,135	384	—	—	384
Stock-based compensation expense	—	3,921	—	—	3,921
Foreign currency translation adjustment	—	—	7	—	7
Net loss	—	—	—	(2,636)	(2,636)
Balances at March 31, 2023	32,534,003	674,156	(218)	(481,313)	192,625
Issuance of common stock upon the exercise of common stock options	39,158	705	—	—	705
Stock-based compensation expense	—	4,958	—	—	4,958
Purchases of capped calls related to convertible senior notes	—	(52,072)	—	—	(52,072)
Issuance of restricted common stock	9,772	—	—	—	—
Foreign currency translation adjustment	—	—	(2)	—	(2)
Net loss	—	—	—	(1,001)	(1,001)
Balances at June 30, 2023	32,582,933	$627,747	$(220)	$(482,314)	$145,213

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2021	27,791,615	$510,488	$(188)	$(442,446)	$67,854
Issuance of common stock upon the exercise of common stock options	164,503	202	—	—	202
Issuance of common stock in connection with employee stock purchase plan	12,465	203	—	—	203
Stock-based compensation expense	—	2,310	—	—	2,310
Foreign currency translation adjustment	—	—	(24)	—	(24)
Unrealized losses on marketable securities	—	—	(73)	—	(73)
Net loss	—	—	—	(10,562)	(10,562)
Balances at March 31, 2022	27,968,583	513,203	(285)	(453,008)	59,910
Issuance of common stock upon the exercise of common stock options	31,592	237	—	—	237
Stock-based compensation expense	—	2,316	—	—	2,316
Issuance of restricted common stock	23,120	—	—	—	—
Foreign currency translation adjustment	—	—	(30)	—	(30)
Unrealized gains on marketable securities	—	—	9	—	9
Net loss	—	—	—	(11,523)	(11,523)
Balances at June 30, 2022	28,023,295	$515,756	$(306)	$(464,531)	$50,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,637)	$(22,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,679	1,302
Stock-based compensation expense	8,879	4,626
Non-cash interest expense and end of term accretion expense	593	278
Non-cash lease expense	423	352
Net amortization of premiums on marketable securities	—	369
Unrealized foreign currency transaction (gains) losses	(150)	1,034
Changes in operating assets and liabilities:
Accounts receivable	(19,862)	(7,131)
Inventory	(10,977)	(4,153)
Prepaid expenses and other current assets	515	(1,153)
Other non-current assets	(54)	—
Accounts payable	3,673	(1,615)
Accrued expenses and other current liabilities	4,196	(242)
Operating lease liabilities	(742)	918
Net cash used in operating activities	(14,464)	(27,500)
Cash flows from investing activities:
Purchases of property and equipment	(2,307)	(6,213)
Purchases of marketable securities	—	(9,508)
Proceeds from sales and maturities of marketable securities	—	48,250
Net cash provided by (used in) investing activities	(2,307)	32,529
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,620	445,380	—
Purchases of capped calls related to convertible senior notes	(52,072)	—
Proceeds from issuance of common stock upon exercise of stock options	4,279	439
Proceeds from issuance of common stock in connection with employee stock purchase plan	384	203
Net cash provided by financing activities	397,971	642
Effect of exchange rate changes on cash, cash equivalents and restricted cash	78	(865)
Net increase in cash, cash equivalents and restricted cash	381,278	4,806
Cash, cash equivalents and restricted cash, beginning of period	201,682	26,080
Cash, cash equivalents and restricted cash, end of period	$582,960	$30,886
Supplemental disclosure of non-cash activities:
Transfers of inventory to property and equipment	$1,091	$1,350
Purchases of property and equipment included in accounts payable and accrued expenses	$71	$1,327
Operating lease liabilities arising from obtaining right-of-use assets	$2,222	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$582,210	$30,386
Restricted cash	750	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$582,960	$30,886

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $3.6 million for the six months ended June 30, 2023 and $36.2 million for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $482.3 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company believes that its existing cash of $582.2 million as of June 30, 2023 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Continued impacts to the Company’s business as a result of the COVID-19 pandemic may include decreased overall frequency of transplant procedures; disruptions to the Company’s manufacturing operations and supply chain; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in product installations, trainings or shipments to and from other affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its OCS products, a further prolonged pandemic could lead to shortages in the raw materials necessary to manufacture its products.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 have been made. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2023 and December 31, 2022, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three and six months ended June 30, 2023, no customer accounted for more than 10% of revenue. For the three and six months ended June 30, 2022, one customer accounted for 17% of revenue. As of June 30, 2023 one customer accounted for 11% of accounts receivable. As of December 31, 2022, no customer accounted for more than 10% of accounts receivable.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% Convertible Senior Notes due 2028 (the "Notes") are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets, and the fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common stock equivalents. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the three and six months ended June 30, 2023 and 2022.

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

	As of June 30,
	2023	2022
Warrants to purchase common stock	14,440	64,440
Options to purchase common stock	3,223,074	3,476,064
Employee stock purchase plan	11,759	17,678
Restricted stock units	220,818	—
Restricted stock awards	12,745	23,120
Convertible senior notes	4,893,848	—
	8,376,684	3,581,302

3. Marketable Securities and Fair Value Measurements

The Company did not have marketable securities as of June 30, 2023 or December 31, 2022. The Company also did not have assets or liabilities measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.

Convertible Senior Notes

As of June 30, 2023, the carrying value of the Notes was $445.8 million (see Note 6) and the estimated fair value of the Notes was $528.3 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$15,099	$10,939
Work-in-process	2,881	1,876
Finished goods	12,565	7,790
	$30,545	$20,605

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$10,611	$9,812
Accrued logistics costs	5,075	2,581
Accrued research, development and clinical trials expenses	1,322	1,876
Accrued professional fees	1,363	965
Accrued other	4,491	3,401
	$22,862	$18,635

6. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

Convertible senior notes consisted of the following (in thousands):

June 30, 2023
Principal amount of convertible senior notes	$460,000
Less: Current portion of convertible senior notes	—
Convertible senior notes, net of current portion	460,000
Debt discount, net of accretion	(14,239)
Convertible senior notes, net of discount and current portion	$445,761

On May 11, 2023, the Company issued $460.0 million aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, pursuant to an indenture dated May 11, 2023, by and between the Company and U.S. Bank Trust Company, National Association (the “Indenture”).

The initial conversion price of the Notes is approximately $94.00 per share of common stock, which represents a premium of approximately 32.5% over the closing price of the Company’s common stock on May 8, 2023. The Notes will mature on June 1, 2028, unless earlier repurchased, redeemed or converted. The Company used $52.1 million of the proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $393.3 million, net of capped call transaction costs of $52.1 million and initial purchaser discounts and other debt issuance costs totaling $14.6 million.

The Notes bear interest at a rate of 1.50% per year and interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The initial conversion rate is 10.6388 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $94.00 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Before March 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events, including certain corporate events, and during the five business days immediately after any ten consecutive trading days in which the trading price per $1,000 principal amount of Notes is less than ninety eight percent (98%) of the as converted value. Additionally, the noteholder can convert their Notes during any calendar quarter (and only during such calendar quarter), commencing after the calendar quarter ending on September 30, 2023 but before March 1, 2028, provided the last reported sale price of the common stock for at least 20 trading days is greater than or equal to 130% of the conversion price during the 30 consecutive trading days ending on the last trading day of a calendar quarter. From and after March 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares or in a combination of cash and shares of its common stock.

Prior to June 8, 2026, the Notes will not be redeemable. On or after June 8, 2026, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Company accounts for the Notes as a single liability in accordance with ASC 470-20 as the Company concluded that embedded conversion features within the Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Notes totaling $14.6 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Notes on the Company’s consolidated balance sheet and is being accreted to interest expense over the term of the Notes using the effective interest method. During the three and six months ended June 30, 2023, the Company recognized $1.3 million in interest expense related to the 1.50% cash coupon of the Notes and amortization of the debt issuance costs. During the three and six months ended June 30, 2023, the effective interest rate on the outstanding Notes was approximately 2.1%.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $52.1 million incurred to purchase the Capped Calls were recorded as a reduction to common stock in the accompanying consolidated balance sheet.

Each of the Capped Calls has an initial strike price of approximately $94.00 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $141.88 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4,893,848 million shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the Notes. The Capped Calls are subject to automatic exercise over a 40 trading day period commencing on April 3, 2028, subject to earlier termination under certain circumstances.

Long-term debt

Long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(1,092)	(1,304)
Long-term debt, net of discount and current portion	$58,908	$58,696

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC (the “First Amendment”) and the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company, and CIBC (the “Second Amendment”) (as amended, the “CIBC Credit Agreement”), pursuant to which the Company borrowed $60.0 million. In connection with the CIBC Credit Agreement, the Company repaid all amounts due under its previously outstanding credit agreement with OrbiMed Royalty Opportunities II, LP, including $35.0 million of principal repayments and a $1.1 million end of term payment, as well as accrued interest and the OrbiMed Credit Agreement was terminated. Upon repayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of $0.6 million, which was classified as other expense in the consolidated statements of operations.

On May 8, 2023, the Company entered into the First Amendment, which among other items, allowed for the issuance of the Notes and Capped Calls. On June 23, 2023, the Company entered into the Second Amendment, which among other items, permits the Company to make acquisitions of equity or assets of another entity, subject to the conditions under the Second Amendment, including acquisitions, without further consent of CIBC, up to a maximum amount of $50.0 million for the cash consideration payable in connection with an individual acquisition and a maximum amount of $150.0 million for the total cash consideration payable for all acquisitions made by the Company on or after June 23, 2023. The definition of consolidated adjusted EBITDA was also amended to add a provision for the pro forma effect of any acquisitions that occur during the period. Additionally, pursuant to the Second Amendment, the parties agreed to extend the start of the principal repayment period to July 31, 2026, on which date the Company is obligated to begin repayment of the term loans in equal monthly installments until the maturity date in July 2027.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At the Company’s option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid on or after 12 months after the closing date but prior to 24 months after the closing date.

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

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. As discussed above, the definition of consolidated adjusted EBITDA was amended to include the pro forma effect of acquisitions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of June 30, 2023, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

As of June 30, 2023, the interest rate applicable to borrowings under the CIBC Credit Agreement was 7.2%. During the three and six months ended June 30, 2023, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.7% and 7.5%, respectively.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of June 30, 2023, 1,376,397 shares of common stock were available for issuance under the Amended Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. During the six months ended June 30, 2023, 14,135 shares of common stock were issued under the 2019 ESPP and as of June 30, 2023, 276,318 shares of common stock remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. As of June 30, 2023, 340,347 shares of common stock remained available for issuance under the Inducement Plan.

Stock Option Activity

During the six months ended June 30, 2023, the Company granted options under the 2019 Plan and the Inducement Plan with service-based vesting for the purchase of an aggregate of 427,635 shares of common stock with a weighted average grant-date fair value of $43.86 per share.

Restricted Stock Unit Activity

During the six months ended June 30, 2023, the Company granted 221,827 restricted stock units under the 2019 Plan and the Inducement Plan with service-based vesting conditions and a weighted-average grant-date fair value of $67.05 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$80	$31	$129	$56
Research, development and clinical trials expenses	714	364	1,232	685
Selling, general and administrative expenses	4,164	1,921	7,518	3,885
	$4,958	$2,316	$8,879	$4,626

As of June 30, 2023, total unrecognized compensation cost related to unvested share-based awards was $47.3 million, which is expected to be recognized over a weighted average period of 2.6 years.

8. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory and manufacturing space under two non-cancelable operating leases. In June 2023, the Company amended one of its lease agreements to add space, resulting in additional lease payments of approximately $2.6 million over the remaining term of the leases.

There have been no other material changes to the Company’s leases during the six months ended June 30, 2023. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2022.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. As of December 31, 2022, the Company had not made any contributions to the plan. Effective January 1, 2023, the Company instituted an employer matching program for the 401(k) Plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three and six months ended June 30, 2023, the Company recorded expense of $0.4 million and $0.7 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 and December 31, 2022.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of June 30, 2023 was $7.0 million.

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

9. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

See Note 10 for revenue by country. Long-lived assets by geography are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets by country(1):
United States	$19,344	$18,568
All other countries	621	655
Total long-lived assets	$19,965	$19,223

(1)
The Company’s only long-lived assets consist of property and equipment, net of depreciation, which are categorized based on their location of domicile.

10. Revenue

Payments to Customers

The Company has determined that the payments made to the customer for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products do not provide the Company with a distinct good or service transferred by the customer, and therefore such payments are recorded as a reduction of revenue from the customer in the Company’s consolidated statements of operations. The Company records the reduction of revenue in the same period as the revenue is recognized and records a corresponding accrual for its estimate of the payments. As clinical trials reach the closeout phase, the Company updates its accrual estimates with corresponding adjustments to revenue. The net impact of such adjustments were insignificant in each of the three and six months ended June 30, 2023 and 2022. The Company will continue to update its clinical trial accrual estimates as information related to clinical trial payments is received.

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, as operating expenses.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by country by organ(1):
United States
Lung total revenue	$2,817	$2,644	$4,248	$4,595
Heart total revenue	13,456	5,876	26,412	9,617
Liver total revenue	32,674	9,618	55,788	17,487
Total United States revenue	48,947	18,138	86,448	31,699
All other countries
Lung revenue	$403	$194	$654	$542
Heart revenue	3,108	2,189	6,910	4,160
Liver revenue	7	—	7	—
Total all other countries revenue	3,518	2,383	7,571	4,702
Total revenue	$52,465	$20,521	$94,019	$36,401

(1)
Revenue by country is categorized based on the location of the end customer. Total revenue includes product and service revenue.

11. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein approximately $0.1 million in total compensation for each of the three months ended June 30, 2023 and 2022, for her services as an employee. The Company paid Dr. Amira Hassanein approximately $0.2 million in total compensation for each of the six months ended June 30, 2023 and 2022, for her services as an employee.

12. Subsequent Events

On August 1, 2023, the Company entered into an equity purchase agreement to acquire all of the equity of Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit is a charter flight operator based in Bozeman, Montana, and the Company intends to operate Summit as part of its NOP services offering to transport donor organs. The acquisition is expected to close in the third quarter of 2023, subject to closing conditions.

In separate transactions in July 2023 and August 2023, the Company acquired two fixed-wing aircraft from two separate sellers. The Company plans to utilize these aircraft as part of the NOP's aviation services following consummation of the acquisition of Summit.

On August 2, 2023, the Company acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life. The Company intends to further develop these technologies to expand its product offerings and indications for organ transplantation.

The Company expects to use approximately $70 million of its cash balance to fund these acquisitions.

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

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing and growing our NOP; developing and expanding our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the sale of common stock in our public offerings, and revenue from clinical trials and commercial sales of our OCS products and NOP services.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated total revenue of $94.0 million and incurred a net loss of $3.6 million for the six months ended June 30, 2023. We generated total revenue of $93.5 million and incurred a net loss of $36.2 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $482.3 million. We expect to continue to incur net losses for the foreseeable future as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by establishing and growing our aviation operations to support our NOP to reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company. As a result, we will need substantial additional funding for expenses related to our operating activities, including selling, general and administrative expenses and research, development and clinical trials expenses.

Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve profitability, we expect to finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the Organ Procurement and Transplantation network, or OPTN, including its intent to solicit contract proposals to manage the OPTN, which is currently operated by the United Network for Organ Sharing, or UNOS, under a contract that expires in September 2023. Additionally, on July 25, 2023 and July 27, 2023, the U.S. House of Representatives and U.S. Senate, respectively, passed the Securing the U.S. Organ Procurement and Transplantation Network Act, which expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN and specifies that the OPTN shall be operated through awards that are distinct from awards made to support the organization tasked with supporting the networks’ board of directors. The impact that the HRSA initiatives and the U.S. Organ Procurement and Transplantation Network Act, if signed into law, may have on our business, including on our NOP, is uncertain at this time.

In May 2023, we issued and sold $460.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028, or the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to an indenture, dated May 11, 2023. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

On August 1, 2023, we entered into an equity purchase agreement to acquire all of the equity of Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit is a charter flight operator based in Bozeman, Montana, and we intend to operate Summit as part of our NOP services offering to transport donor organs using our OCS, which will reduce our dependence on third party transportation providers. The acquisition is expected to close in the third quarter of 2023, subject to closing conditions. In separate transactions, we also have acquired two fixed-wing aircraft from two separate sellers. We plan to utilize these aircraft as part of the NOP’s aviation services following the consummation of the acquisition of Summit, and we intend to acquire additional fixed-wing aircraft as we scale our aviation operations.

As of June 30, 2023, we had cash of $582.2 million. We believe that our cash will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

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

While we maintain an inventory of finished products and raw materials used in our OCS products, these economic impacts could lead to shortages in the raw materials necessary to manufacture our products. The extent to which economic factors impact operations of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If we experience a prolonged disruption in our manufacturing, supply chains, or commercial operations, we would expect to experience a material adverse impact on our business, financial condition, results of operations and prospects.

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

Through June 30, 2023, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the CE Mark certifications for each of our OCS products. As required by the EU Medical Devices Regulation (Regulation 2017/745), or the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE Mark in September 2022 for the OCS Liver Console and disposables. We received the CE Mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023.

We expect that our revenue will increase over the long term as a result of receiving PMAs for the OCS Lung, OCS Heart and OCS Liver in the United States, and as a result of the continued growth of the NOP in the United States. We also expect that our revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases, and if more transplant centers adopt the OCS in their programs.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreements as well as the amortization of debt discounts associated with such agreements. In July 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, under which we borrowed $60.0 million. At that time, we repaid the remaining $35.0 million of principal that had been outstanding under our prior credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed. In May 2023, we issued and sold $460.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Net product revenue	42,462	$17,922	$24,540
Service revenue	10,003	2,599	7,404
Total revenue	52,465	20,521	31,944
Cost of revenue:
Cost of net product revenue	8,558	4,080	4,478
Cost of service revenue	7,166	2,091	5,075
Total cost of revenue	15,724	6,171	9,553
Gross profit	36,741	14,350	22,391
Operating expenses:
Research, development and clinical trials	8,291	6,714	1,577
Selling, general and administrative	29,356	17,381	11,975
Total operating expenses	37,647	24,095	13,552
Loss from operations	(906)	(9,745)	8,839
Other income (expense):
Interest expense	(2,505)	(972)	(1,533)
Other income (expense), net	2,431	(784)	3,215
Total other expense, net	(74)	(1,756)	1,682
Loss before income taxes	(980)	(11,501)	10,521
Provision for income taxes	(21)	(22)	1
Net loss	$(1,001)	$(11,523)	$10,522

Revenue

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue by country by organ:
United States
Lung total revenue	$2,817	$2,644	173
Heart total revenue	13,456	5,876	7,580
Liver total revenue	32,674	9,618	23,056
Total United States revenue	48,947	18,138	30,809
All other countries
Lung total revenue	$403	$194	209
Heart total revenue	3,108	2,189	919
Liver total revenue	7	—	7
Total all other countries revenue	3,518	2,383	1,135
Total revenue	$52,465	$20,521	$31,944

Revenue from customers in the United States was $48.9 million in the three months ended June 30, 2023 and increased by $30.8 million compared to the three months ended June 30, 2022, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the NOP in the United States. Revenue from customers who participated in our NOP accounted for approximately 95% and 84% of total revenue from customers in the United States for the three months ended June 30, 2023 and 2022, respectively. Revenue from sales of OCS Liver disposable sets and organ retrieval and OCS organ management services in the United States increased by $23.1 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from increased utilization of our NOP. Revenue from sales of OCS Heart disposable sets and organ retrieval and OCS organ management services in the United States increased by $7.6 million also primarily as a result of increased utilization of our NOP.

Revenue from customers outside the United States was $3.5 million in the three months ended June 30, 2023 and increased by $1.1 million compared to the three months ended June 30, 2022. Revenue outside of the United States increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due primarily to increased sales volume of OCS Heart disposable sets and OCS Lung disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $4.5 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Cost of service revenue increased by $5.1 million from $2.1 million in the three months ended June 30, 2022 to $7.2 million in the three months ended June 30, 2023 as we experienced increased utilization of the NOP, which launched in late 2021. Gross profit increased by $22.4 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Gross margin from net product revenue was 80% and 77% for the three months ended June 30, 2023 and 2022, respectively. Gross margin from net product revenue increased primarily as a result of economies of scale from higher sales volumes and increased U.S. sales, which are higher margin than non-US sales. Gross margin from service revenue was 28% and 20% for the three months ended June 30, 2023 and 2022, respectively, and consisted primarily of organ retrieval and OCS organ management services under our NOP. Gross margin from service revenue increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to increased efficiencies as a result of the increased utilization of our NOP.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$3,656	$2,248	$1,408
Consulting and third-party testing	1,311	1,154	157
Laboratory supplies and research materials	1,306	1,491	(185)
Clinical trials costs	325	545	(220)
Other	1,693	1,276	417
Total research, development and clinical trials expenses	$8,291	$6,714	$1,577

Total research, development and clinical trials expenses increased by $1.6 million from $6.7 million in the three months ended June 30, 2022 to $8.3 million in the three months ended June 30, 2023. Personnel related costs increased by $1.4 million due primarily to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock based compensation expense of $0.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$16,476	$9,209	$7,267
Logistics and other	7,386	4,844	2,542
Professional and consultant fees	4,076	2,141	1,935
Tradeshows and conferences	1,418	1,187	231
Total selling, general and administrative expenses	$29,356	$17,381	$11,975

Total selling, general and administrative expenses increased by $12.0 million from $17.4 million in the three months ended June 30, 2022 to $29.4 million in the three months ended June 30, 2023 due to increases in personnel related costs, logistics and other costs, and professional and consultant fees. Personnel related costs increased by $7.3 million primarily due to the continued expansion of our team to support the growth in our business, as well as an increase in stock-based compensation expense of $2.2 million, due primarily to additional grants to new and existing employees. Logistics and other costs increased by $2.5 million due to increased logistics costs related to the NOP. Professional and consultant fees increased by $1.9 million due to additional investment in digital tools to support the NOP along with higher legal fees related to the business growth.

Other Income (Expense)

Interest Expense

Interest expense was $2.5 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. The increase was due primarily to interest expense on the $460.0 million principal amount of the Notes, which were issued in May 2023. Interest expense also increased due to an increase in the principal amount of the CIBC loan outstanding compared to the principal that had been outstanding under our prior credit agreement with OrbiMed, partially offset by a lower interest rate for our indebtedness under the CIBC Credit Agreement.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2023 and 2022 included interest income of $2.4 million and less than $0.1 million, respectively, from interest earned on invested cash balances. Other income (expense), net also included less than $0.1 million of realized and unrealized foreign currency transactions gains and $0.8 million of realized and unrealized foreign currency transactions losses during the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Net product revenue	$76,455	$32,861	$43,594
Service revenue	17,564	3,540	14,024
Total revenue	94,019	36,401	57,618
Cost of revenue:
Cost of net product revenue	15,864	7,458	8,406
Cost of service revenue	12,648	2,489	10,159
Total cost of revenue	28,512	9,947	18,565
Gross profit	65,507	26,454	39,053
Operating expenses:
Research, development and clinical trials	14,162	14,248	(86)
Selling, general and administrative	54,340	31,320	23,020
Total operating expenses	68,502	45,568	22,934
Loss from operations	(2,995)	(19,114)	16,119
Other income (expense):
Interest expense	(3,596)	(1,932)	(1,664)
Other income (expense), net	2,986	(1,011)	3,997
Total other expense, net	(610)	(2,943)	2,333
Loss before income taxes	(3,605)	(22,057)	18,452
Provision for income taxes	(32)	(28)	(4)
Net loss	$(3,637)	$(22,085)	$18,448

Revenue

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue by country by organ:
United States
Lung total revenue	$4,248	$4,595	$(347)
Heart total revenue	26,412	9,617	16,795
Liver total revenue	55,788	17,487	38,301
Total United States revenue	86,448	31,699	54,749
All other countries
Lung total revenue	$654	$542	$112
Heart total revenue	6,910	4,160	2,750
Liver total revenue	7	—	7
Total all other countries revenue	7,571	4,702	2,869
Total revenue	$94,019	$36,401	$57,618

Revenue from customers in the United States was $86.4 million in the six months ended June 30, 2023 and increased by $54.7 million compared to the six months ended June 30, 2022, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ retrieval and OCS organ management services under the NOP in the United States. Revenue from customers who participated in our NOP accounted for approximately 95% and 81% of total revenue from customers in the United States for the six months ended June 30, 2023 and 2022, respectively. Revenue from sales of OCS Liver disposable sets and organ retrieval and OCS organ management services in the United States increased by $38.3 million due primarily to higher sales volumes of OCS Liver disposable sets resulting from the commercialization of the OCS Liver product and the expansion and increased utilization of our NOP. Revenue from sales of OCS Heart disposable sets and organ retrieval and OCS organ management services in the United States increased by $16.8 million also primarily as a result of the commercialization of the OCS Heart product as well as the expansion and increased utilization of the NOP.

Revenue from customers outside the United States was $7.6 million in the six months ended June 30, 2023 and increased by $2.9 million compared to the six months ended June 30, 2022. Revenue outside of the United States increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to increased sales volume of OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $8.4 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Cost of service revenue increased by $10.2 million from $2.5 million in the six months ended June 30, 2022 to $12.6 million in the six months ended June 30, 2023 as we expanded and increased utilization of the NOP, which launched in late 2021. Gross profit increased by $39.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Gross margin from net product revenue was 79% and 77% for the six months ended June 30, 2023 and 2022, respectively. Gross margin from net product revenue increased primarily as a result of economies of scale from higher sales volumes and increased U.S. sales, which are higher margin than non-US sales. Gross margin from service revenue was 28% and 30% for the six months ended June 30, 2023 and 2022, respectively, and consisted primarily of organ retrieval and OCS organ management services under our NOP. Service revenue gross margin during the six months ended June 30, 2022 included our initial launch of the NOP program and did not include a full period of our NOP service offering.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,235	$4,500	$1,735
Consulting and third-party testing	2,082	3,633	(1,551)
Laboratory supplies and research materials	2,457	2,628	(171)
Clinical trials costs	469	1,108	(639)
Other	2,919	2,379	540
Total research, development and clinical trials expenses	$14,162	$14,248	$(86)

Total research, development and clinical trials expenses were relatively flat for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Personnel related costs increased by $1.7 million due primarily to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock based compensation expense of $1.2 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Consulting and third-party testing costs decreased by $1.6 million, due to timing of development efforts for our next generation OCS program by our external development consultants.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$30,273	$17,596	$12,677
Logistics and other	14,040	7,855	6,185
Professional and consultant fees	7,275	4,229	3,046
Tradeshows and conferences	2,752	1,640	1,112
Total selling, general and administrative expenses	$54,340	$31,320	$23,020

Total selling, general and administrative expenses increased by $23.0 million from $31.3 million in the six months ended June 30, 2022 to $54.3 million in the six months ended June 30, 2023 due to increases in personnel related costs, logistics and other costs, professional and consultant fees and tradeshow and conferences costs. Personnel related costs increased by $12.7 million primarily due to the continued expansion of our team to support the growth in our business, as well as an increase in stock-based compensation expense of $3.6 million, due primarily to additional grants to new and existing employees. Logistics and other costs increased by $6.2 million due to increased logistics costs related to the expansion of our NOP. Professional and consultant fees increased by $3.0 million due to additional investment in digital tools to support the NOP along with higher legal fees related to the business growth.

Other Income (Expense)

Interest Expense

Interest expense was $3.6 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase was due primarily to interest expense for our $460.0 million principal amount of the Notes, which were issued in May 2023. Interest expense also increased due to an increase in the principal amount of the CIBC loan outstanding compared to the principal that had been outstanding under our prior credit agreement with OrbiMed, partially offset by a lower interest rate for our indebtedness under the CIBC Credit Agreement.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2023 and 2022 included interest income of $2.9 million and less than $0.1 million, respectively, from interest earned on invested cash balances. Other income (expense), net also included $0.1 million of realized and unrealized foreign currency transactions gains and $1.1 million of realized and unrealized foreign currency transactions losses during the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our convertible senior notes, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products and NOP services. On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting debt issuance costs of $14.6 million, and purchases of Capped Calls of $52.1 million, were $393.3 million. At June 30, 2023, our principal source of liquidity was cash of $582.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(14,464)	$(27,500)
Net cash provided by (used in) investing activities	(2,307)	32,529
Net cash provided by financing activities	397,971	642
Effect of exchange rate changes on cash, cash equivalents and restricted cash	78	(865)
Net increase in cash, cash equivalents and restricted cash	$381,278	$4,806

Operating Activities

During the six months ended June 30, 2023, operating activities used $14.5 million of cash, primarily resulting from our net loss of $3.6 million and net cash used by changes in our operating assets and liabilities of $23.3 million, partially offset by net non-cash charges of $12.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of an increase in accounts receivable of $19.9 million and an increase in inventory of $11.0 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $7.9 million.

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

Investing Activities

During the six months ended June 30, 2023, net cash used by investing activities of $2.3 million consisted of purchases of property and equipment.

During the six months ended June 30, 2022, net cash provided by investing activities of $32.5 million consisted of proceeds from sales and maturities of marketable securities of $48.3 million, partially offset by purchases of marketable securities of $9.5 million and purchases of property and equipment of $6.2 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $398.0 million consisted of net proceeds from the issuance of our Notes of $445.4 million, partially offset by payments of $52.1 million for associated capped calls, proceeds from the issuance of common stock upon exercise of stock options of $4.3 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.4 million.

During the six months ended June 30, 2022, net cash provided by financing activities of $0.6 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $0.4 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.2 million.

Convertible Senior Notes

On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, pursuant to an indenture dated May 11, 2023, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The initial conversion price of the Notes is approximately $94.00 per share of common stock, which represents a premium of approximately 32.5% over the closing price of our common stock on May 8, 2023. The Notes will mature on June 1, 2028, unless earlier repurchased, redeemed or converted. We used $52.1 million of the proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $393.3 million, net of capped call transaction costs of $52.1 million and initial purchaser discounts and other debt issuance costs totaling $14.6 million. The Notes bear interest at a rate of 1.50% per year and interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The initial conversion rate is 10.6388 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $94.00 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

Before March 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events, including certain corporate events, and during the five business days immediately after any ten consecutive trading days in which the trading price per $1,000 principal amount of Notes is less than ninety eight percent (98%) of the as converted value. Additionally, the noteholder can convert their Notes during any calendar quarter (and only during such calendar quarter), commencing after the calendar quarter ending on September 30, 2023 but before March 1, 2028, provided the last reported sale price of the common stock for at least 20 trading days is greater than or equal to 130% of the conversion price during the 30 consecutive trading days ending on the last trading day of a calendar quarter. From and after March 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares or in a combination of cash and shares of our common stock.

Prior to June 8, 2026, the Notes will not be redeemable. On or after June 8, 2026, we may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC, or the First Amendment, and the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company and CIBC, or the Second Amendment, pursuant to which we borrowed $60.0 million, referred to herein as the CIBC Credit Agreement. We used proceeds of the CIBC Credit Agreement to repay all amounts due under our credit agreement with OrbiMed, which was entered into in June 2018.

On May 8, 2023, we entered into the First Amendment, which among other items, allowed for the issuance of the Notes and capped call transactions. On June 23, 2023, we entered into the Second Amendment, which among other items, permits us to make acquisitions of equity or assets of another entity, subject to the conditions under the Second Amendment, including acquisitions, without further consent of CIBC, up to a maximum amount of $50.0 million for the cash payable in connection with an individual acquisition and a maximum amount in aggregate of $150.0 million for the total cash consideration payable for all acquisitions made by the Company on or after June 23, 2023. The definition of consolidated adjusted EBITDA was also amended to add a provision for the pro forma effect of any acquisitions that occur during the period. Additionally, pursuant to the Second Amendment, we and CIBC agreed to extend the start of the principal repayment period to July 31, 2026, on which date we are obligated to begin repayment of the term loans in equal monthly installments until the maturity date in July 2027.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At our option, we may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 2.0% of outstanding borrowings if paid prior to 12 months after the closing date, and 1.0% if paid after 12 months but prior to 24 months after the closing date.

All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries. All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. As discussed above, the definition of consolidated adjusted EBITDA was amended to include the pro forma effect of acquisitions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of June 30, 2023, we were in compliance with all covenants of the CIBC Credit Agreement.

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

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our NOP, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets, and intend to seek greater control of air and ground transport for our NOP. For example, if the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. In addition, following the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
the amount of net product revenue generated by sales of our OCS Consoles, OCS disposable sets and other products that may be approved in the United States and select non-U.S. markets, revenue generated by our services, and growth of the NOP;
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
•
the costs associated with establishing and growing our aviation and logistics business, including by means of the acquisition of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments;
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

Material Contractual Obligations

On May 11, 2023, we issued $460.0 million aggregate principal amount of Notes due 2028. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

In June 2023, we amended one of our lease agreements to lease additional space, resulting in additional lease payments of approximately $2.6 million over the remaining term of the leases, of which approximately $0.3 million will be payable in 2023.

On August 1, 2023, we signed a definitive agreement to acquire Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit, a U.S. charter flight operator based in Bozeman, Montana. The acquisition is expected to close in the third quarter of 2023 subject to customary closing conditions.

In separate transactions in July 2023 and August 2023, we acquired two fixed-wing aircraft from two separate sellers.

On August 2, 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life.

We expect to use approximately $70 million of our cash balance to fund these acquisitions.

Other than as disclosed above, there have been no material changes to our cash requirements from those disclosed in our 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments, hold investments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K other than as disclosed below.

Convertible Senior Notes

In May 2023, we issued the Notes with an aggregate principal amount of $460.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes. The Notes have a fixed annual interest rate of 1.50%. Accordingly, we do not have interest rate exposure on the Notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2022 Form 10-K and additional risks below.

Risks Related to our Operations and Business

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

As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, are becoming increasingly difficult to detect, and are being perpetrated by a broadening array of threat actors, including criminal hackers, hacktivists, nation-states and state-sponsored actors, perpetrators of industrial espionage and sabotage, and inside threats. New and expanding threats to our information systems, including computer viruses, ransomware and phishing attacks, insider attacks, and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of our systems and the systems of our customers, business partners and suppliers, as well the confidentiality, availability and integrity of the data we process. For example, during the second quarter of 2023, we became aware of an infiltration of portions of our information technology network. As part of our investigation into this incident, we engaged outside security experts and identified unauthorized theft of data from our network that included employee and financial data. We do not store patient related data on our network or anywhere within the company premises. We have implemented additional security safeguards that we believe have secured the system, however, these additional security safeguards may not be successful. While the impact from this incident was not material to the operations of the Company, future impacts from such threats may be material. While we maintain insurance coverage for these types of incidents, such policies, may not provide coverage for, or offset the costs of responding to and remediating this infiltration or any other such incidents or any other liability that may arise from this infiltration or any other such incident.

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

We may not fully realize the anticipated benefits of our completed or future acquisitions, joint ventures, and strategic investments, such transactions may expose us to additional risks.

On August 2, 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life. In addition, on August 1, 2023, we entered into a definitive acquisition agreement to acquire Summit, an aviation business that we intend to operate as part of our NOP to transport donor organs, and have separately acquired two fixed-wing aircraft, and intend to acquire additional fixed-wing aircraft, that will be operated as part of our NOP. Utilization of these acquired assets and, if the acquisition of Summit is consummated, integration of Summit, may be complex, costly and time consuming and we may face unanticipated issues, expenses and liabilities. We may not successfully or profitably utilize newly acquired assets or integrate, operate, maintain and manage any newly acquired operations or employees. Further development of the assets we acquired from Bridge to Life, or the Bridge to Life Assets, will require extensive clinical development, management of nonclinical, clinical and manufacturing activities. In addition, we may decide that only certain of the acquired technology is useful for the next generation of the OCS, or that integration of the acquired technology is not feasible or is too costly. We also may face challenges integrating Summit into our organization. We have never provided aviation services and will depend on the management team of Summit for the successful operation and integration into our NOP services offering. Even if we are able to utilize the Bridge to Life Assets and integrate Summit or any other acquired assets or businesses successfully, we may not realize the expected benefits of the transactions. These are the Company’s first acquisitions, and we may need to invest in additional business processes and systems to support the Summit integration or to utilize the Bridge to Life Assets. Such additional costs may offset the financial benefits that may be realized from the acquisitions. We also may suffer the loss of key employees, customers and strategic partners of Summit or any future acquired company and it may be difficult to implement our corporate culture. There also may be increased risk due to integrating financial reporting and internal control systems of Summit. We may review additional acquisition, joint ventures and strategic investment opportunities to expand our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate future transactions on favorable terms. If required, the financing for future transactions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. The purchase price for some acquisitions or joint ventures interests may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business or joint venture exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Our failure to successfully utilize any acquired assets, complete the integration of any acquired business, achieve the long-term plan for such assets or businesses, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Any acquisition may also disrupt our ongoing business, divert resources, increase our expenses, and distract our management from our ongoing operations.

Upon consummation of the acquisition of Summit, we will be subject to risks related to providing aviation services and operating aircraft as part of our NOP.

We have never provided aviation services or previously owned or operated aircraft and, if the acquisition of Summit is consummated, we will be subject to new risks related to providing aviation services and operating aircraft, including:

•
the supply of pilots to the airline and private aviation industries is limited and may negatively affect our operations, including the availability of flights for organ transportation, and increases in our labor costs may adversely affect our business, results of operations and financial condition;
•
pilot attrition may negatively affect our operations and results of operations;
•
we may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots, maintenance workers and inflight crewmembers could result in increased labor costs;
•
we may be exposed to operational disruptions due to maintenance and we may incur substantial maintenance costs as part of our leased or owned aircraft obligations;
•
significant increases in fuel costs that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition and results of operations;
•
significant reliance on certain model aircraft and spare parts will pose risks to our operations;
•
our insurance may become too difficult or expensive to obtain, and if we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position;
•
aviation services are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our operations, including the availability of flights for organ transportation, results of operations and financial condition;
•
the operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our operations;
•
we will be subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions; and
•
our aviation permits, approvals, authorizations and licenses may be revoked.

If we consummate the acquisition of Summit and if any of these risks or liabilities were to materialize, then the desired benefits of the acquisition may not be fully realized, if at all, and our business, financial condition and results of operations could be negatively impacted.

Risks Related to Our Convertible Senior Notes

Servicing our 1.50% convertible senior notes due 2028 requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In May 2023, we issued $460.0 million aggregate principal amount of the Notes, pursuant to that certain indenture dated as of May 11, 2023, between us as issuer, and U.S. Bank Trust Company, National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. If our business does not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures and we may therefore be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes, which mature in 2028, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

We may not have the ability to raise the funds necessary to repurchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Notes.

Holders of the Notes will have the right to require us to repurchase their Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot guarantee that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions under our then existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Notes upon a fundamental change. Our failure to repurchase the Notes upon a fundamental change when required would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

Capped call transactions entered into in connection with the Notes may impact the value of our common stock.

In connection with the Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected to generally reduce the potential dilution upon conversion of the Notes into shares of our common stock.

In connection with establishing their initial hedges of the Capped Call Transactions, these financial institutions or their respective affiliates may have entered into various derivative transactions with respect to our common stock and/or purchased our common stock. The financial institutions, or their respective affiliates, may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity may have an impact on the value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated as of May 11, 2023, by and between TransMedics Group, Inc. and U.S. Bank Trust Company, National Association (including the form of the 1.50% Convertible Senior Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

4.2	Form of Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

10.1	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

10.2

First Amendment to Credit Agreement, dated as of May 8, 2023, by and among TransMedics Group, Inc., the lender party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 9, 2023).

10.3

Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on June 29, 2023).

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

Date: August 4, 2023	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)