Form 10-K
period 2023-12-31
TransMedics Group, Inc.
filed 2024-02-27
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, based on the last reported sale price of the registrant’s common stock of $83.98 per share was $2,641 million. As of January 31, 2024, the registrant had 32,715,316 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders scheduled to be held on May 23, 2024, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023, are incorporated by reference into Part II and Part III of this Form 10-K.

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

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report and should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or will occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

RISK FACTORS SUMMARY

An investment in our common stock involves risks. The following risks, which are discussed more fully in “Item 1A. Risk Factors”, and all of the other information contained in this Annual Report on Form 10-K should be considered carefully before investing in our common stock. These risks include, but are not limited to, the following:

•
that we continue to incur losses;
•
our ability to attract, train and retain key personnel;
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
•
our ability to expand access to the OCS through our National OCS Program, or NOP;
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
•
our ability to maintain regulatory approvals or clearances for our OCS products in the United States, the European Union and other select jurisdictions worldwide;
•
our ability to adequately respond to the Food and Drug Administration, or FDA, or other competent authorities, follow-up inquiries in a timely manner;

•
the performance of our third-party suppliers and manufacturers;
•
our use of third parties to transport donor organs and medical personnel for our NOP and our ability to maintain and grow our logistics capabilities to support our NOP to reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
•
our ability to maintain Federal Aviation Administration, or FAA, or other regulatory licenses or approvals for our aircraft transportation services;
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

Item 1. Business.

Overview

We are a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our NOP, an innovative turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. Our logistics services include aviation transportation, ground transportation, and other coordination activity. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval, or PMA, from the Food and Drug Administration, or FDA, for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

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

We developed the NOP to provide additional capabilities to transplant centers for the complicated organ procurement process that often requires resources and logistics beyond a transplant center’s existing capabilities and capacity, thereby limiting the number of organs the transplant center may be able to retrieve. Our NOP provides trained organ procurement surgeons, clinical specialists and transplant coordinators that provide an end-to-end clinical solution using our OCS technology. In 2023, we enhanced our NOP offering to include logistics services with the addition of a logistics team to expand our transportation logistics capabilities. Our logistics services include aviation transportation, ground transportation, and other coordination activity. Our NOP provides transplant centers with the ability to utilize the OCS to procure and transplant more organs for their patients than they would otherwise be able to do without increasing their own staff.

On August 16, 2023, we acquired Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled us to add aircraft transportation services to our NOP and become a comprehensive national provider of donor organ retrieval and delivery in the United States. We have also acquired 13 fixed-wing aircraft to transport donor organs as part of the services offered under our NOP. We intend to acquire additional fixed-wing aircraft as we scale our fleet of aircraft to reduce our dependence on third party transportation providers.

We believe the OCS and the NOP drive significant benefits to all stakeholders in the field of organ transplantation. For patients, we believe the OCS and the NOP provide additional access to life-saving transplants and allow for quicker recovery following transplantation. For hospitals, we believe the OCS and NOP provide a means to increase transplant volume, treat more patients, enhance provider status and improve transplant program economics. Finally, we believe the OCS and NOP provide payors with a more cost-effective treatment for end-stage organ failure and reduces exposure to significant post-transplant complication costs and extended hospital stays.

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

Our corporate headquarters, manufacturing and clinical training facilities are located in Andover, Massachusetts. We also have a geographically distributed team in the United States supporting our NOP. We have additional distribution and commercial operations in Europe. As of December 31, 2023, we had 584 employees, most of whom were full-time and located in the United States. We generated $241.6 million, $93.5 million and $30.3 million of total revenue during the years ended December 31, 2023, 2022 and 2021, respectively, representing year-over-year growth of 158.5% and 208.8% in 2023 and 2022, respectively. Our business model is characterized by a high level of recurring revenue, which is derived primarily from sales of our single-use, organ-specific disposable sets that are required for each transplant using the OCS as well as services provided to transplant centers by our NOP.

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

•
National OCS Program

We developed our NOP to provide transplant programs with a more efficient process to procure donor organs with the OCS. As we expect the number of transplants to increase and the retrieval distance to extend, we believe the field will need alternatives to the current model in which the recipient transplant center sends its team to the donor site for retrieval. Our NOP provides a turnkey solution that leverages the technical advantage of the OCS and provides transplant centers with a more efficient way to increase their volume of transplants without significantly increasing resources.

•
Transportation Logistics of the NOP

Transporting organs, clinical staff and medical technology in the field of organ transplant is very challenging. Donor organs may become available at almost any hospital at any time. The donor organ must be retrieved and transported to allocated recipients in a timely manner while protecting the organ from ischemic injury. The donor site may not be easily accessible and the distance to travel from donor to recipient may be very long. The expansion of our NOP to provide our own transportation logistics services, including 100% owned and operated private aircraft dedicated to organ retrieval, further improves the efficiency of utilizing the NOP as a complete solution for organ procurement.

•
Significant body of strong clinical evidence

In order to receive FDA approval for our PMA products, we have conducted a very large number of clinical trials with very large numbers of patient participants, with the results of these trials published in leading medical journals. We also continue to collect clinical data through post-market registries for all of our products and plan to continue to provide the scientific results of these registries to the clinical user community.

•
Strong relationship with the clinical transplant community

The transplant community is highly concentrated in the leading academic medical centers around the world. We have developed strong clinical relationships with many of these centers through their participation in our clinical trials and their commercial utilization of our products and services. In addition, many transplant surgeons at our clinical trial locations may have moved to new centers, bringing their OCS experience with them and allowing our relationships to grow to these new centers.

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

The OCS Technology Platform

We developed the OCS, the first and only FDA approved portable, multi-organ, warm perfusion platform, to leverage proprietary core technologies across multiple organs. For each OCS product, we supplement the platform with organ-specific, customized and proprietary technologies. To date, we have developed three OCS products, one for each of lung, heart and liver transplantation. We have initiated the development of the next generation multi-organ platform to improve the usability, incorporate new technology and automation, and facilitate the use of OCS in our NOP.

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
•
Grow our NOP, a turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, to provide transplant programs with a more efficient process to procure donor organs with the OCS. Our NOP leverages our clinical, logistical and transportation capabilities to provide access to and use of the OCS for transplant centers throughout the United States. We believe this program has the potential to accelerate adoption of the OCS, maximize utilization of donor organs for transplantation and, by standardizing the quality of use of the OCS, deliver better clinical outcomes.
•
Develop the next generation OCS technology platform to improve user experience and facilitate our NOP. We have initiated the development of the next generation multi-organ platform to improve the usability, incorporate new technology and automation, and facilitate the use of OCS in our NOP. In addition, in August 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life, and we intend to further develop these technologies to expand our product offerings and indications for organ transplantation.
•
Expand internationally by accessing national reimbursement for OCS in key European countries. We have begun the development of required comprehensive material for various national healthcare systems throughout Europe. We believe international expansion will be an additional growth driver for us in the long term.

Commercialization

We commercialize our products through two channels: our NOP and a direct acquisition model. Our NOP enables transplant centers to outsource the retrieval, organ management and transportation logistics process to our trained organ procurement surgeons, clinical specialists and transplant and logistics coordinators using our OCS products. Our offering allows the transplant center to focus their internal resources on the transplant surgery and patient care. Utilizing our NOP saves the transplant center from investing in additional resources to support higher volumes and longer distance retrievals. Since the launch of the NOP, our sales of the OCS have primarily been through the NOP.

Our direct acquisition model is provided to transplant centers to train their own teams for retrieval and organ management on the OCS. Customer users are certified on the use of OCS at our training facility. Customers in the direct acquisition channel keep inventory of OCS disposables available and order replenishment as they are used. All of our international customers and a small number of our U.S. customers purchase our OCS products through the direct acquisition model.

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

As of December 31, 2023, our owned and licensed patent portfolio consisted of approximately 400 issued patents and pending patent applications worldwide, including in the United States, Australia, Europe, Canada, China, Israel, New Zealand and Japan. Our owned portfolio includes patents and applications related to one or more of the OCS Lung, OCS Heart, OCS Liver and solutions. In the United States, our owned portfolio includes about 45 issued patents and 13 pending applications. Outside the United States, our owned portfolio includes about 288 issued patents and 54 pending applications. Issued patents in our portfolio are expected to expire between 2025 and 2038, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. If granted, the pending U.S. and foreign patent applications in our portfolio are expected to expire between 2025 and 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2023, our patent portfolio relating to the OCS Lung or lung transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a lung ex vivo using both perfusion and ventilation. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Ireland, Israel, Italy, Japan, Hong Kong, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2023, our patent portfolio relating to the OCS Heart or heart transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a heart ex vivo. Such patents are issued in the United States, Australia, Belgium, Canada, China, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2038, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Heart, U.S. Patent No. 7,651,835, which, if granted, would expire in 2032.

As of December 31, 2023, our patent portfolio relating to the OCS Liver or liver transplantation technology includes a family of issued and pending patent applications with claims that are generally directed to certain systems, including perfusion circuits for perfusing a liver ex vivo. Such patents are issued in the United States and Australia, and applications are pending in the United States, Australia, Canada, China, Hong Kong, Israel, Japan and New Zealand. This patent and any patents issued from pending patent applications are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Liver, U.S. Patent No. 10,076,112, which, if granted, would expire in 2035.

As of December 31, 2023, our patent portfolio relating to the OCS Solutions or other solutions for transplantation systems includes families comprised of patents and patent applications with claims that are generally directed to compositions of certain perfusion fluids. Such patents are issued in the United States, Australia, China, Israel, Japan, New Zealand and patent applications are pending in the United States, Canada, China, Europe, Hong Kong, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest filing date of a non-provisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or proprietary technologies may be alleged to infringe.

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

For more information, see “Item 1A. Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report on Form 10-K.

Competition

Competition in organ preservation for transplantation can be classified into two main segments: (1) cold storage and cold perfusion technologies and (2) warm perfusion technologies. In both cold storage and cold perfusion, the organs are not functioning and are metabolically inactive. The characteristics of cold storage and cold perfusion described above significantly limit donor organ utilization and are a primary driver of post-transplant complications. Supply of cold storage and cold perfusion products is fragmented with a number of companies mainly providing undifferentiated flush and perfusion solutions or temperature controlled cold storage devices.

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
•
superior technology;
•
our NOP, including clinical service and logistics services;
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

Research, Development and Clinical Trial Operations

Our research, development and clinical trial operations function consists of a dedicated clinical trial team that has trial management, data collection and biostatistics expertise. Our product engineering function consists of multi-disciplinary engineering teams that have electrical, mechanical, systems and software engineering expertise. Our regulatory function includes a team with both U.S. and international medical device regulatory expertise and is supported by senior FDA regulatory advisors and outside legal counsel. For the years ended December 31, 2023, 2022 and 2021 our research, development and clinical trials expenses were $36.1 million, $26.8 million and $22.3 million, respectively.

This team is focused on the following research, development and clinical trial activities:

•
developing the next generation OCS;
•
developing applications to expand the access and use of the data generated from the OCS;
•
expanding the body of clinical evidence supporting the use of the OCS platform through pre-market clinical trials, post-market registries and scientific publications;
•
improving incrementally the technology and manufacturing efficiency of our current platform; and

•
conducting research to investigate new clinical applications and uses for the OCS platform.

Manufacturing and Supply Chain Operations

We design and assemble our OCS Consoles and disposable OCS Perfusion Sets at our facility in Andover, Massachusetts. We have recently increased the size of our manufacturing facility at the Andover site to increase our manufacturing capacity to meet current and future demand. We believe this expanded facility’s capacity is sufficient to cover the next several years of forecasted demand. We have added a second shift to our existing cleanroom and we have the ability to add additional shifts to the new, expanded, cleanroom to further increase production capacity. We manufacture our sterilized disposable OCS Perfusion Sets in a class 10,000 cleanroom. We source many of the components for the OCS Console and OCS Perfusion Sets from third-party suppliers that are required to manufacture and test them according to our specifications. We purchase some of the components of the OCS Console and OCS Perfusion Set from single-source suppliers and, in a few cases, sole-source suppliers. We rely on third parties to sterilize our products prior to sale.

We source the OCS Solutions using our proprietary formulas from third-party suppliers. Fresenius is our single-source supplier of OCS Solutions for the OCS Lung and OCS Heart. Our agreement with Fresenius for the supply of OCS Lung Solution was previously through April 2024 and was automatically extended for 24 months through April 2026. Upon expiration the agreement will continue to extend for subsequent periods of 24 months each, unless terminated by either party at least 12 months prior to the end of the initial term or the then-current extension term. We may also terminate this agreement with 12 months’ notice if we request that Fresenius qualifies a second manufacturing plant or qualifies a reputable third party to manufacture the OCS Lung Solution and Fresenius fails to respond to this request. Our agreement with Fresenius includes an obligation to meet certain annual minimum purchase commitments based upon rolling order forecasts that we provided to Fresenius in accordance with this agreement. Our agreement with Fresenius for the supply of OCS Heart Solution has one-year evergreen terms, terminable by either party at least 12 months prior to the end of the then-current term.

Our supply chain and operations team includes supply chain procurement and planning, production and test employees, sustaining engineers, manufacturing engineers and field service technicians.

Product Regulation

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a PMA or issuance of a de novo classification order. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent and regulatory controls needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and/or the user and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and device malfunctions, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting a substantial equivalence determination that provides permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or a device that was reclassified from Class III to Class II or I, or another commercially available device that was cleared through the 510(k) process or that was granted marketing authorization through the de novo classification process under section 513(f)(2) of the FDCA, or a 510(k) exempt device. We received 510(k) clearance for the OCS Lung Solution for cold flush, storage and transportation of donor lungs in July 2021, for the OCS Lung Donor Flush Set in November 2022, and for the OCS Heart Leukocyte Reducing Filter in October 2023.

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
•
refusal to grant export permits or certificates for our products; or
•
criminal prosecution.

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

Although the MDR now applies so all new devices placed on the market must be CE marked under it, under the transition period granted by the MDR, certificates issued by notified bodies for medical devices under the Medical Devices Directive before May 26, 2021 may remain valid and the devices may continue to be placed on the EU market potentially until the end of December 2027 or 2028 (depending on the class of device) and provided the manufacturer satisfies certain requirements, including that there are no significant changes in the design and intended purpose of these devices.

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

All of our products that were previously certified under the EU Medical Devices Directive, including OCS Heart, OCS Lung, and OCS Liver systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives, have now been recertified under the MDR. We received the CE Mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023.

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
•
Directive 93/42/EEC on medical devices (EU MDD)
•
Directive 98/79/EC on in vitro diagnostic medical devices (EU IVDD)

This means that the Great Britain route to market is based on the requirements derived from the above EU legislation and is thus different to the route to market for the European Union. However, although neither the EU MDR nor EU IVDR apply in Great Britain, the UK MDR 2002 provide a transitional period that allows manufacturers to place devices CE marked under the EU MDR or EU IVDR (including their relevant transition periods), on the market in Great Britain potentially up until June,30 2030.

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

If such an investigation is necessary, and will be conducted in the UK, the manufacturer must make an application to the MHRA before the investigation is due to begin, and such a clinical investigation may only proceed provided no grounds for objection are raised by the MHRA within the statutory review time constraint. The MHRA will reach a decision aided by a number of expert assessors. It is the responsibility of the manufacturer both to notify the MHRA and to submit the documentation required by the UK MDR 2002 to the MHRA. The clinical investigator will normally have no direct contact with the MHRA. The manufacturer must also obtain ethics committee approval for the investigation.

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

International Laws

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EU member state legislation governing the advertising and promotion of medical devices. Sometimes the relevant rules are found in industry guidance rather than legislation—for example, relationships with healthcare professionals in the UK are governed by the code of Association of British HealthTech Industries, or ABHI, and rules may limit or restrict the advertising and promotion of our products to the general public and impose limitations on our promotional activities with healthcare professionals.

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

The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their health and other personal information. States are increasingly regulating the privacy and security of individually identifiable information, including financial information and health information. For example, the California Consumer Privacy Act, or CCPA, gives California residents certain rights, including the right to ask covered companies to disclose the types of personal information collected and delete a consumer’s personal information, and imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities and limitations on covered companies’ ability to sell personal information. These protections have been expanded by California Privacy Rights Act of 2020, or CPRA, along with new privacy laws in Virginia, Colorado and several other states. We expect additional federal and state legislative and regulatory efforts to regulate consumer privacy in the future. Some states have also passed further protections focused on data protection for health information, including the Washington My Health My Data Act.

In the EEA, as well as in the United Kingdom, or the UK, -post-Brexit, we may be subject to laws relating to our collection, control, processing and other use of personal data, such as data relating to an identified or identifiable living individual. Following Brexit, the UK has substantively retained the same privacy rules as it had when a member of the European Union. We process personal data in relation to our operations. We process data of both our employees and our customers, including health and medical information. The data privacy regime in the EEA includes the GDPR, regarding the processing of personal data and the free movement of such data, which became applicable on May 25, 2018, the E-Privacy Directive 2002/58/EC and national laws implementing or supplementing each of them. Each EU member state has transposed the requirements laid down by the E-Privacy Directive into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. The GDPR was retained post-Brexit in the UK as the UK GDPR. In addition, many EEA member states have passed legislation addressing areas where the GDPR permits member states to derogate from the regulation’s requirements, thus leading to divergent requirements between member states in spite of the GDPR’s stated goal of creating a uniform privacy law for the entire EEA. The UK has done the same. We need to ensure compliance with the rules in each jurisdiction where we are established. Even if not established in the EEA (or the UK), we may otherwise be subject to local privacy laws in those regions. For example, we may be subject to the GDPR (or UK GDPR) even when processing personal data in connection with offering goods or services to persons located in the EEA (or UK) or monitoring the behavior of persons located in the EEA (or UK).

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

Human Capital Management

Our human capital strategy is comprehensive and leverages our work practices and collaborative culture. As of December 31, 2023, we employed 584 people globally, most of whom were full-time employees.

Our Culture

We strive to foster an inclusive, engaging, and safe work environment where employees want to grow their careers. We promote understanding of our mission, vision, and values and create strong relationships with our employees through various engagement and career development initiatives. For example, we hold quarterly Town Hall meetings with all employees to provide them with an open forum to ask questions, voice any concerns, and provide input on our corporate goals and vision for the future.

Diversity, Equity, and Inclusion: The keystone of our diversity strategy is mutual respect and fostering a sense of belonging – we want everyone to feel welcome and comfortable in our organization and feel that they are supported in growing their career. Our workforce consists of individuals from countries all over the world, representing many different faiths, languages, backgrounds, and cultures. We believe that our diversity is one of our greatest strengths. We are committed to creating and maintaining an inclusive workplace in which all employees have an opportunity contribute to the success of the business. This commitment is embedded in our company policies and human capital management practices.

We have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees. These policies include a code of business conduct and ethics, an insider trading policy, a Regulation FD policy, a sexual harassment policy, a regulated fraternization policy, and a whistleblower policy. Along with an overview of the company, our culture and expectations, training on these policies is a key component of our employee onboarding process.

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

Talent Attraction, Retention, and Development

We continually seek exceptionally talented and dedicated people to join our team to help shape both our future and the future of transplant medicine. In recent years, the focus of our recruitment efforts has been centered on finding talent for the NOP and our engineering, manufacturing, and supply chain operations. Since the launch of our aircraft operations in 2023, we are also seeking additional resources in the field of logistics and aviation, including logistics coordinators, pilots and aviation mechanics. We aim to hire people with the right skill sets, growth mindset, and work ethic to drive business results and help us achieve our goals. We provide relocation benefits to eligible employees whom we request to move in connection with their employment with the objective of attracting and deploying top talent.

Compensation and Benefits: We offer competitive compensation and benefits in an exciting, demanding, and fast-paced work environment. We provide employee benefits to eligible employees to promote personal health and well-being and to provide certain financial security and protection upon retirement or in the event of death, disability or illness. These benefits to eligible employees include a 401(k) retirement plan with an employer matching contribution, health insurance (including medical, dental, and vision), life insurance, short- and long-term disability insurance, and paid time off policies. We offer an employee stock purchase plan to facilitate broad-based stock ownership by our employees.

Career Development: We are proud to have a work environment that promotes continued development for our employees. Each employee is provided formal written feedback, at least annually, and together with his/her manager, develops individual goals that are derived from our overall corporate and financial goals. Moreover, we collaborate with our employees to provide customized career development plans as well as general and targeted training curricula based on their roles.

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

Item 1A. Risk Factors.

An investment in our common stock involves risks. The following risks and all of the other information contained in this Annual Report on Form 10-K should be considered carefully before investing in our common stock. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and investors could lose all or part of their investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Forward-Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred substantial losses since our inception and have never generated net income on an annual basis.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued growth in customer utilization of our OCS products and services. We generated revenue of $241.6 million, $93.5 million and $30.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and incurred net losses of $25.0 million, $36.2 million and $44.2 million for these same years. As of December 31, 2023, we had an accumulated deficit of $503.7 million. To date, we have funded our operations primarily with proceeds from sales of equity, borrowings under loan agreements, issuance of our 1.50% convertible senior notes due 2028, or our Notes, and revenue from clinical trials and commercial sales of our OCS products and services. Our losses have resulted principally from costs incurred in connection with our research and development, clinical trials, manufacturing and commercialization activities, including the development of our NOP.

We expect our operating and capital expenditures will continue to increase for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including growing our NOP and expanding our NOP offerings to include transportation logistics services, including the acquisition of additional aircraft to support aviation transportation; growing our commercial team, which will pursue increasing commercial sales of our OCS products; scaling our manufacturing operations; continuing research and development for our next generation OCS products; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
the amount of product revenue generated by sales of our OCS Consoles, OCS Perfusion Sets and OCS Solutions and other products that may be approved in the United States and select non-U.S. markets, revenue generated by our services, and growth of the NOP;
•
the costs and expenses of expanding our U.S. and non-U.S. commercial infrastructure and our manufacturing operations;
•
the extent to which our OCS products are adopted by the transplant community;
•
the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using the OCS products;
•
the costs incurred in our efforts to operate and grow our NOP, including the costs and timing of growing our logistics capabilities, inclusive of acquiring additional aircraft for our aviation transportation services;
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

As of December 31, 2023, our outstanding principal balance of long-term debt under our credit agreement with Canadian Imperial Bank of Commerce, or CIBC, was $60.0 million, which we refer to as the CIBC Credit Agreement. Our payment obligations under the CIBC Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the CIBC Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance our indebtedness under the CIBC Credit Agreement, which is repayable in equal monthly installments starting in July 2026 until its maturity in July 2027.

Our obligations under the CIBC Credit Agreement are secured by substantially all of our assets and the assets of our wholly-owned material subsidiaries, subject to certain exceptions. The security interest granted over our assets could limit our ability to obtain additional debt financing. In addition, the CIBC Credit Agreement contains covenants requiring certain financial performance metrics that restrict our activities, including (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. Failure to comply with the covenants in the CIBC Credit Agreement, including the financial covenants, could result in the acceleration of our obligations under the CIBC Credit Agreement, which are also subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to regulatory approvals and a material adverse change in our business, operations or other financial condition. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. If such acceleration were to occur, it would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Our outstanding indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-term Debt” in this Annual Report on Form 10-K.

Servicing our 1.50% convertible senior notes due 2028 requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.

In May 2023, we issued $460.0 million aggregate principal amount of the Notes, pursuant to that certain indenture dated as of May 11, 2023, between us as issuer, and U.S. Bank Trust Company, National Association, as trustee. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to many factors, including, economic, financial, competitive and other, beyond our control. If our business does not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes, which mature in 2028, will depend on the capital markets and our financial condition at such times. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.

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

In connection with the Notes, we entered into capped call transactions with certain financial institutions. The capped call transactions are expected to generally reduce the potential dilution upon conversion of the Notes into shares of our common stock.

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

Our financial results may fluctuate from quarter to quarter due to a number of factors, including the availability of donor organs for transplantation, which is unpredictable and could impact the volume of transplant procedures performed at transplant centers using the OCS and demand for our NOP. Our revenue from sales may fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. In addition, the timing of acquiring additional aircraft for our aviation transportation services is uncertain and the amount we incur for such acquisitions is likely to differ from quarter to quarter. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and past results may not be an indication of our future performance. Because the timing of organ transplant procedures is generally unpredictable, we have not experienced seasonality in our business from quarter to quarter.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $376.4 million, which may be available to offset future taxable income, of which $207.4 million of the total net operating loss carryforwards expire at various dates beginning in 2024, while the remaining $169.0 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2023, we had state net operating loss carryforwards of $328.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $10.7 million and $6.5 million, respectively, which may be available to offset future tax liabilities. Our U.S. federal research and development tax credit carry forwards expire beginning in 2024. A material portion of these NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs, its research and development credit carryforwards and its disallowed interest expense carryovers to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Our NOLs and credits may also be impaired under state law. For these reasons, if we determine that an ownership change has occurred or in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers incurred prior to 2019.

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

Until such time, if ever, that we can generate substantial revenue sufficient to achieve sustained profitability, we may need to finance our operations through a combination of equity offerings, debt financings and strategic alliances. We also may elect to raise additional funds because we believe market conditions are attractive or as a risk mitigation measure. Additional capital might not be available when we need it, and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms, if at all. If we are not able to obtain financing on terms favorable to us, we may need to significantly delay, scale back or discontinue our development or commercialization activities, sell or license to third parties some or all of our assets or merge with another entity or may be forced to reduce or terminate our operations.

If we raise additional funds through the issuance of equity or convertible securities, the issuance of these securities could dilute shareholders' percentage ownership in our company. Furthermore, newly issued securities may have rights, preferences or privileges senior to those of common shareholders. If we raise additional funds through additional debt financing, we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. The terms of any debt financing also could impose significant restrictions on our operations.

Risks Related to Product Commercialization and Development

Our long-term growth depends on our ability to expand access to the OCS through our NOP.

We have developed the NOP, an innovative turnkey solution to provide outsourced organ retrieval and OCS organ management, to provide transplant programs with a more efficient process to procure donor organs with the OCS. We believe the NOP will continue to expand access and use of the OCS. However, we may not be successful in the continued development of our NOP, which will depend on recruiting, training and retaining qualified surgeons and pilots and establishing and maintaining effective coordination with transplant centers and regional Organ Procurement Organizations to locate donor organs and recipients. We may not be able to recruit, train and retain surgeons, pilots and other qualified personnel, including due to demand for their capabilities and competitive compensation offered by other employers. In order to recruit, train and retain such highly qualified employees, we also may need to increase the level, or change the form or composition, of the compensation that we pay to them, which would increase our expenses.

In addition to our own surgical and clinical personnel, we utilize a network with a limited number of partners for organ retrieval, organ preservation and transportation services offered through our NOP. If any of these relationships are interrupted or terminated, or if one or more partners are unable or unwilling to fulfill their obligations for any reason, NOP services to our customers may be interrupted. We also may not be able to identify or negotiate with additional partners on terms that are commercially reasonable to us. The interruption or failure to retain or replace partners for our NOP would negatively impact our operations and financial results. Furthermore, the expenses incurred by us to customers who participate in our NOP are dependent on many different market dynamics, including the cost of fuel and other transportation costs. Additional expenses incurred by our NOP could adversely affect our business, gross margin, financial condition, operating results, cash flows and prospects.

We will need to increase our manufacturing and sterilization capacity in the future and may encounter problems at our manufacturing facility or otherwise.

In order to manufacture the OCS in quantities sufficient to meet our anticipated commercial opportunity, we will need to continue to increase our manufacturing capabilities and retain third parties to sterilize our products. We may encounter technical challenges to increasing the scale at which we manufacture the OCS, including with respect to material procurement and quality control and assurance. An increase in production could make it more difficult for us to comply with quality system regulations or other applicable requirements that are currently enforced by the FDA and other regulatory authorities, or that may be introduced in the future, in both the United States and in other countries. Commercial scale production of the OCS on a continuing basis also will require us to continue to hire and retain additional management and technical personnel who have the necessary manufacturing experience and skills. We might not successfully identify, hire or retain qualified personnel on a timely basis or at all. To maintain quality of our OCS, we may not be able to scale production of our OCS products at a rate that meets customer demand for our products. Our inability to increase the scale of our manufacturing of the OCS could impair our ability to generate revenue and adversely affect market acceptance of our product.

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

We seek to maintain sufficient levels of inventory, including our OCS Perfusion Sets, in order to protect ourselves from supply interruptions and to support the demand from customers, but keep limited components, sub-assemblies, materials and finished products on hand. To ensure adequate inventory supply and manage our operations with our suppliers, we forecast anticipated materials requirements and demand for our products in order to predict inventory needs and then place orders with our suppliers based on these predictions. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including the rate of transplantations, product recalls, failure to accurately manage our commercial strategy, product introductions by competitors, an increase or decrease in customer demand for our products, our failure to accurately forecast customer acceptance of new products, changes to hospital capacity, staffing, procedure and protocol changes, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. We also maintain inventory reserves at regional locations for distribution through our NOP. If we are not able to maintain sufficient inventory at these locations, or if we are not able to accurately predict the regional demand for our OCS products, we will incur additional costs to transport inventory to our regional locations, including rebalancing inventory amongst regional locations, and we may not be able to grow our commercial sales as anticipated.

Inventory levels in excess of customer demand may result in a portion of our inventory becoming obsolete or expiring, as well as inventory write-downs or write-offs. Conversely, if we underestimate customer demand for our products or our own requirements for components, subassemblies and materials, our manufacturing partners and suppliers may not be able to deliver components, sub-assemblies and materials to meet our requirements and our manufacturing may be affected by the impact of inflation and labor shortages on our suppliers, which could result in inadequate inventory levels or interruptions, delays or cancellations of deliveries to our customers, any of which would damage our reputation, customer relationships and business. In addition, several components, sub-assemblies and materials incorporated into our products require lengthy order lead times, and additional supplies or materials may not be available when required on terms that are acceptable to us or our manufacturing partners, or at all, and our manufacturing partners and suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, any of which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We aim to maintain strategic reserves of our OCS Perfusion Sets, but if we are not able to manufacture and assemble OCS Perfusion Sets at a rate that will allow us to maintain these reserves, then we will be required to rely on alternative strategies to deliver OCS Perfusion Sets in a timely manner, which may impact our expenses and results of operations.

We depend heavily on the success of the OCS and it gaining additional market acceptance. If we are unable to continue to successfully commercialize the OCS, our business may fail.

We have invested substantial efforts and financial resources in the development of the OCS, educating surgeons, transplant centers, Organ Procurement Organizations and private and public payors of the benefits of the OCS, providing services related to the OCS and launching our NOP. Although we have received PMAs from the FDA for each of our three OCS products, we might not be able to continue to successfully commercialize the OCS for these approved indications or obtain approvals for additional indications or in additional jurisdictions on our planned timing or at all. Our ability to generate product revenue and become profitable depends primarily on sales of OCS Perfusion Sets and OCS Solutions, which we refer to collectively as disposable sets. Our assumptions regarding demographic trends, donor organ availability and the use of transplantation as a treatment for end-stage organ failure may prove to be incorrect.

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

Surgeons, transplant centers and private and public payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. The cost of the OCS significantly exceeds the cost of cold storage preservation. In addition, our international customers and some U.S. customers use a direct acquisition model pursuant to which transplant centers train their own teams for retrieval and organ management using the OCS rather than utilizing our NOP. Surgeons may not be willing to undergo training to use the OCS, may decide the OCS is too complex to adopt without appropriate training and may choose not to use the OCS, which may limit the adoption of the OCS under the direct acquisition model. Based on these and other factors, transplant center program directors, Organ Procurement Organizations and private and public payors may decide that the benefits of the OCS do not outweigh its costs. In addition, adoption of the OCS may be constrained by the capacity of individual transplant centers to perform transplants due to factors such as the number of its surgeons trained on the use of the OCS. As a result, demand for the OCS could be materially lower than we expect it to be, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

We must continue to educate surgeons, transplant centers and private and public payors and demonstrate the merits of the OCS compared with cold storage or new competing technologies.

Directors of transplant programs are key decision-makers in the adoption of novel medical devices used in organ transplantation. An important part of our commercialization efforts is to educate transplant center program directors and other surgeons on the relative merits of the OCS. Our success depends, in large part, on effectively marketing and educating program directors and other surgeons about the benefits of the OCS and our NOP. Acceptance of the OCS also depends on educating program directors, other surgeons and private and public payors as to the distinctive characteristics, perceived medical and economic benefits, safety, ease of use and cost-effectiveness of the OCS and our NOP. If program directors, other surgeons and private and public payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products and NOP Services. Currently, most universal national healthcare systems outside of the United States do not reimburse transplant centers for the use of the OCS and reimbursement in international markets may require us to undertake additional clinical studies.

In addition, the long-term effects of our OCS following transplantation are not yet known. Certain surgeons, transplant centers and private and public payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical studies. In addition, as the NOP expands access to the OCS, transplant surgeons may increasingly rely on clinical data regarding the organ provided to them by our clinical specialists and surgeons. We are responsible for the clinical data regarding the organ that is provided to transplant surgeons who participate in the NOP.

Our long-term growth depends on our ability to improve the OCS platform, including by developing the next generation of our products or expanding into new indications.

Our business plan contemplates that we will continue to improve the OCS platform, including by developing the next generation of our products or expanding into additional organs. Developing such new or modified products is expensive and time-consuming and diverts management’s attention away from current operations. The success of any new product offering or product enhancements to our OCS platform will depend on several factors, including our ability to:

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

On August 2, 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life. In addition, on August 16, 2023, we acquired Summit, an aviation business. We have separately acquired 13 fixed-wing aircraft, and intend to acquire additional fixed-wing aircraft, that will be operated as part of our NOP. Utilization of these acquired assets and integration of Summit, may be complex, costly and time consuming and we may face unanticipated issues, expenses and liabilities. We may not successfully or profitably utilize newly acquired assets or integrate, operate, maintain and manage any newly acquired operations or employees. Further development of the assets we acquired from Bridge to Life, or the Bridge to Life Assets, will require extensive clinical development, management of nonclinical, clinical and manufacturing activities. In addition, we may decide that only certain of the acquired technology is useful for the next generation of the OCS, or that integration of the acquired technology is not feasible or is too costly. We also may face challenges integrating Summit into our organization. We have never provided aviation transportation services prior to the acquisition and will depend on the management team of Summit for the successful operation and integration into our NOP services offering. Even if we are able to utilize the Bridge to Life Assets and integrate Summit or any other acquired assets or businesses successfully, we may not realize the expected benefits of the transactions. These are the Company’s first acquisitions, and we may need to invest in additional business processes and systems to support the Summit integration or to utilize the Bridge to Life Assets. Such additional costs may offset the financial benefits that may be realized from the acquisitions. We also may suffer the loss of key employees and strategic partners of Summit and it may be difficult to implement our corporate culture. There also may be increased risk due to integrating financial reporting and internal control systems of Summit. We may review additional acquisition, joint ventures and strategic investment opportunities to expand our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate future transactions on favorable terms. If required, the financing for future transactions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. The purchase price for some acquisitions or joint ventures interests may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business or joint venture exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Our failure to successfully utilize any acquired assets, complete the integration of any acquired business, including retention of key employees, customers and strategic partners, achieve the long-term plan for such assets or businesses, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Any acquisition may also disrupt our ongoing business, divert resources, increase our expenses, and distract our management from our ongoing operations.

We depend on a limited number of customers for a significant portion of our revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of our revenue from a limited number of customers. However, our customers may not continue to utilize our products or services at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of other methods for organ preservation, such as cold storage, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose a key customer or have a key customer significantly reduce their volume of business with us, our revenue may be materially reduced, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Substantially all of our U.S. customers now participate in our NOP and our success will depend on our ability to maintain the function and efficiency, while increasing capacity and capability, of the NOP. If we are unable to deliver OCS products to customers through their participation in the NOP, our revenue would be materially reduced, which would materially and adversely effect our business, financial condition, operating results, cash flows and prospects.

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

In addition to our aviation transportation services, we also depend on third parties to transport donor organs and medical personnel for our NOP, and limited availability of, or increases in the cost of, transportation could limit our ability to grow or operate the NOP.

In addition to our aviation transportation services, our NOP depends on the use of a third-party network of private aircraft to transport medical personnel to retrieve donor organs and deliver donor organs to patients for transplantation. Reliance on private aircraft is subject to various risks, including those associated with change in fuel prices, work stoppages and weather-related operating hazards. In particular, private aircraft are occasionally in high demand and/or subject to price fluctuations based on market conditions. Further, availability is constrained by a limited number of private aircraft available in the United States and a limited number of qualified pilots. As a result, third-party private aircraft providers may not be able to prioritize our use of their services.

If we are unable to obtain flight services for our NOP when needed, we may be unable to utilize our NOP to satisfy demand. We also may be required to seek alternative and, potentially more costly, flight services. Although the cost of flights is paid by our customers, a substantial increase in the cost of flight services, due to prolonged increases in fuel prices, lack of availability of aircraft or otherwise, may require us to incur additional costs to identify and obtain alternative flights or rebalance our inventory by shipping products to locations for which flight costs are less expensive or from which flights are more readily available, and customers may be unwilling or unable to incur higher costs of flights and therefore forgo use of our services and products for the retrieval of donor organs despite availability. Further, the capacity of our NOP is limited by the number of aircraft and pilots available for our use and as we continue to grow our NOP, we will be required to obtain access to a greater number of available aircraft and pilots.

We may not be able to achieve or maintain satisfactory pricing and margins for our products or services.

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for OCS products or services could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or services, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business and results of operations.

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

The clinical trial process that may be required to obtain future regulatory approvals is lengthy and expensive, with uncertain outcomes.

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
•
regulators or other reviewing bodies may fail to accept as satisfactory, fail to approve, or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
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

Risks Related to Our Logistics Operations

Prior to our acquisitions to facilitate our aircraft operations, we had no experience operating aircraft ourselves, and we may not be able to achieve the anticipated benefits of our acquisitions or further expansion of our aircraft operations.

Prior to our acquisitions to facilitate our aircraft operations, we had no experience operating aircraft ourselves, and we depend on the management team of Summit and additional employees we may hire for the successful operation of aviation transportation services and the integration into our NOP services offering. The management teams must work together to comply with applicable laws and regulations and to manage our growing NOP logistics network. The operation of aircraft is a highly regulated activity and one that involves unique risks, including those described above, which we have not needed to manage previously. We may not successfully manage these risks or profitably utilize, integrate, operate, maintain and manage our newly acquired aircraft, employees and other aircraft operations.

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

As part of our services offered under our NOP, we have acquired a fleet of fixed-wing aircraft. All of the aircraft we currently operate are variants of a single model produced by a single manufacturer. Parts and services from this manufacturer are subject to their product and workmanship warranties and capacity to service aircraft. If this manufacturer fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain we may experience a significant delay in the delivery of or fail to receive previously ordered parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our customers. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.

We rely on Pratt & Whitney aircraft engines to power our owned aircraft, and we may enter into program agreements covering certain of our aircraft related to engine maintenance and overhauls for certain aircraft in our fleet. If Pratt & Whitney fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of parts or services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which could result in grounded aircraft. These disruptions would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers. In addition, if we fail to meet our obligations or are otherwise in default under the program agreements, our access to aircraft engines and parts may become limited, which could adversely impact our business, operations, cash flow, financial condition and liquidity.

The Federal Aviation Administration, or FAA, could suspend or restrict the use of our aircraft in the event of actual or perceived mechanical problems or safety issues while it conducts its own investigation, whether involving our aircraft or another operator’s aircraft.

The availability of pilots to the private aviation industries is limited and may negatively affect our operations and financial condition. Increases in our labor costs adversely affect our business, results of operations and financial condition.

Our pilots are subject to stringent pilot qualification (including medical certification) and crew member flight training standards, or FAA qualification standards, which among other things require minimum flight hours for pilots, mandate strict rules to minimize pilot fatigue and require periodic recertification. These requirements limit the availability of qualified pilot candidates and increase pilot salaries and related labor costs, which increases our operating expenses. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations. Further, in recent years, the airline industry has experienced significant volatility in pilot attrition, including volatility resulting from pilot wage and bonus increases at other industry participants, the growth of air cargo, additional charter operations and airlines, and more pilots reaching retirement age. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results would be adversely affected.

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

We are exposed to operational disruptions due to maintenance and third-party services.

Our aircraft fleet requires regular maintenance work, which may cause operational disruption. Failure to perform timely maintenance and repairs results in aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications across a particular fleet which may ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase and we may be unable to manage the composition of our fleet in a manner that reduces costs due to the availability and prices for replacement aircraft and parts.

We rely on third-party service providers to perform functions integral to our operations, including ground handling, landing fees, fueling, maintenance, and other services. Disruptions could occur and increase our operating costs or ability to meet customer demands.

Significant increases in aviation fuel costs could have a material adverse effect on our business, financial condition and results of operations.

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

Our aircraft operations are affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies and staffing shortages, increased and changing security measures, changing regulatory and governmental requirements, and new or changing travel-related taxes. Factors that cause flight delays could prevent us from effectively transporting organs in a timely manner, which could have a material adverse effect on our business, results of operations and financial condition.

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

All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies. The laws enforced by these agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws and regulations to which we are subject, including airworthiness directives. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to air traffic control or weather.

In addition, we are subject to restrictions imposed by federal law on foreign ownership of U.S. airlines and aircraft including oversight by the DOT in maintaining our status as a U.S. Citizen (as such term is set forth in Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business.

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

Our inability to acquire additional aircraft may adversely affect operations.

Additional aircraft may be needed to service our customers and grow our business. The inability to acquire sufficient aircraft in the secondary market at acceptable prices could adversely affect our business and could jeopardize our ability to meet the demands of our customers or result in continued reliance on third-party charter operations that could result in additional costs or lower reliability. Typically, aircraft manufacturers have a significant backlog of orders resulting in new orders being scheduled more than a year after execution of purchase agreements. Furthermore, manufacturers can face production delays due to many factors, including natural disasters, pandemics, supply chain disruptions, labor strikes or availability of skilled labor.

Risks Related to Our Business

Failure to maintain an ethical and inclusive corporate culture, or damage to our reputation, could have a material adverse effect on our business.

We strive to create a culture in which our employees act with integrity, treat each other with respect and consider themselves empowered to report suspected misconduct. Our ability to attract and retain a high-quality workforce depends upon our commitment to a diverse and inclusive environment, along with our perceived trustworthiness and ethics. Issues can arise in any number of circumstances, including employment-related offenses such as workplace harassment and discrimination, regulatory noncompliance, failure to properly use and protect data and systems, and violations of our employee policies, as well as from actions taken by regulators or others in response to such conduct. Addressing allegations of misconduct detracts focus from business operations and is expensive. We have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees. These policies, which include a code of business conduct and ethics, an insider trading policy, a Regulation FD policy, a sexual harassment policy, a regulated fraternization policy, and a whistleblower policy, are a component of our effort to minimize employee misconduct as well as activities that frequently result in allegations of misconduct. We continuously assess our policies and provide training to our employees, but our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our shareholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, donor and patient data, customer service and technical support functions. However, our information technology systems are vulnerable to damage or interruption, including from earthquakes, fires, floods and other natural disasters; terrorist attacks; cyber-based attacks; attacks by computer viruses or hackers; insider sabotage; ransomware; power losses, computer system or data network failures; security breaches and data corruption. The failure of either our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages, all of which could materially and adversely affect our business, financial condition, operating results, reputation, regulatory compliance, litigation exposure, cash flows and prospects. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks, and we may not have accurate or complete information about the risks they face or the security of their systems.

As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, are becoming increasingly difficult to detect, and are being perpetrated by a broadening array of threat actors, including criminal hackers, hacktivists, nation-states and state-sponsored actors, perpetrators of industrial espionage and sabotage, and inside threats. New and expanding threats to our information systems, including computer viruses, ransomware and phishing attacks, insider attacks, and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of our systems and the systems of our customers, business partners and suppliers, as well the confidentiality, availability and integrity of the data we process. For example, during the second quarter of 2023, we became aware of an infiltration of portions of our information technology network. As part of our investigation into this incident, we engaged outside security experts and identified unauthorized theft of data although no sensitive data were involved and we do not store patient related data on our network or anywhere within the company premises. We have implemented additional security safeguards that we believe have secured the system, however, these additional security safeguards may not be successful. While the impact from this incident was not material to the operations of the Company, future impacts from such threats may be material. While we maintain insurance coverage for these types of incidents, such policies, may not provide coverage for, or offset the costs of responding to and remediating this infiltration or any other such incidents or any other liability that may arise from this infiltration or any other such incident.

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

Because we market the OCS in countries in Europe, Asia-Pacific, Central Asia and Canada and plan to market it in other international markets, we are subject to risks associated with doing business internationally. During the years ended December 31, 2023, 2022 and 2021, 6%, 10% and 28%, respectively, of our revenue was generated from customers located outside of the United States. We anticipate that international sales will continue to represent a portion of our total sales. In addition, some of our employees and suppliers are located outside of the United States. Accordingly, our results of operations could be harmed by a variety of factors, including:

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

Our success depends on our continued ability to attract, retain and motivate highly qualified clinicians, surgeons, scientists, engineers, managers and sales personnel. Dr. Waleed H. Hassanein, our founder and President and Chief Executive Officer, and other members of our management team are important to the success of our operations. All of these key employees, including Dr. Hassanein, are at-will employees and can terminate their employment with us at any time. The loss of any of these key members of our management team and, in particular, Dr. Hassanein, could impede our achievement of our research, development and commercialization objectives. We maintain a “key person” insurance policy on the life of Dr. Hassanein, but we do not maintain such insurance on any of our other employees.

In addition, our expected growth will require us to hire a significant number of qualified personnel, including clinical development, regulatory, sales, marketing, engineering, scientific, clinical, logistics and aviation support and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we might not be able to sustain our operations or become profitable.

The failure to manage our growth effectively could harm our business.

To manage our anticipated future growth effectively, we must enhance our manufacturing and sterilization capabilities, information technology infrastructure and financial and accounting systems and controls. Our growth will require significant capital expenditures and may divert financial resources from other projects, such as the development of the OCS for transplants involving additional indications or other organs. Our NOP, an innovative turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, will also require additional capital expenditures. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we might not be able to achieve our research and development and commercialization goals, which in turn could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Our success and ability to compete depend in part upon our ability to establish and maintain intellectual property rights covering the OCS in the United States and other countries. We own several patents and patent applications in the United States and corresponding patents and patent applications in a number of foreign jurisdictions. With respect to the patents and patent applications that we own, any patents that have or may issue from our currently issued or pending patent applications would be expected to expire between 2025 and 2043, assuming all required fees are paid.

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

For our currently marketed OCS Lung, OCS Heart and OCS Liver, as part of the conditions of approval, we must complete PMA post-approval studies. For example, the OCS Lung TOP Registry must be completed, which is a prospective, single-arm, multi-center, observational study designed to evaluate short- and long-term safety and effectiveness of the OCS Lung for both donor lungs currently utilized and unutilized for transplantation. Our TOP Registry entails submission of regular reports to the FDA. Failure to comply with the conditions of approval can result in material adverse action, including withdrawal of the approval.

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

The OCS must be manufactured in accordance with federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or suspend or terminate production if we fail to comply with these regulations. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the recall order must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of component failures, security failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that recalls initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. Additionally, any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, seizure of our products or delay in clearance or approval of future products.

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

The OCS products are medical devices subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. The FDA regulates the design, development, testing, manufacturing, labeling, selling, promoting, distributing, importing, exporting and shipping of the OCS. We have obtained a PMA for each of the OCS Lung, OCS Liver and OCS Heart for both DBD and DCD indications. We received 510(k) clearances for the OCS Lung Solution for cold flush, storage and transportation of donor lungs in July 2021, for the OCS Lung Donor Flush Set in November 2022, and for the OCS Heart Leukocyte Reducing Filter in October 2023.

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

If we fail to maintain the CE Mark in the European Union, Northern Ireland and the UKCA mark (as applicable) in Great Britain, we will not be able to commercially sell and market the OCS in the EU or UK.

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

Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medical Devices Regulations 2002 (UK MDR 2002) provided a transitional period under which the UK will recognize EU CE marks and the MHRA has confirmed that this will be extended potentially until June 30, 2030 (subject to certain conditions). To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with the UK MDR 2002 and have the UKCA mark affixed. However, even devices that benefit from the transition period must still comply with the other requirements of the UK MDR 2002; for example, there are broader registration requirements with the Medicines and Healthcare products Regulatory Agency, or the MHRA, and if the manufacturer is located outside the UK, a UK Responsible Person must be appointed.

To continue to place products on the market in the European Union and United Kingdom, we will need to meet the conditions set out in the EU MDR or UK MDR 2002, as applicable. We might not be able to continue to place the devices on the market in the European Union and/or United Kingdom for any current use of the OCS if we are not able to maintain certifications of our products for their current use under the MDR and/or obtain certification under the UK MDR 2002 when required. If any variation in the uses for which the CE/UKCA mark has been affixed to the OCS requires us to perform further research or to modify the technical documentation required to affix the CE/UKCA mark, our revenue and operating results could be adversely affected and our reputation could be harmed.

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

If transplant centers and hospitals cannot obtain adequate reimbursement or funding from governments or third-party payors for purchases of the OCS and additional disposable sets and for costs associated with procedures that use the OCS and the NOP, our prospects for generating revenue and achieving profitability will suffer materially.

Our prospects for generating revenue and achieving profitability depend heavily upon the availability of adequate reimbursement or funding in both the United States and other markets for purchases of the OCS and for organ transplant procedures that use the OCS and the NOP.

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

Certain modifications to a PMA-approved device or to its manufacturing processes require approval of a new PMA or a PMA supplement, while other modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices and manufacturing processes in the future that we believe do not require approval of a new PMA application or PMA supplement, or submission of a 30-day Notice. If the FDA disagrees with our determination and requires us to submit a new PMA, PMA supplement or 30-day Notice for modifications to our previously approved products or manufacturing processes, we may be required to cease marketing or to recall the modified product until we obtain approval or submit the 30-day Notice, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for any future indications that are desirable for commercialization or could require clinical trials to support any modification to the device or any modified indications or claims. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. In February 2024 FDA issued the QSMR Final Rule to amend the QSR, incorporating by reference ISO 13485:2016. Until the QSMR becomes effective on February 2, 2026, we are required to comply with the QSR. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections.

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

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, or that the materials or training are false or misleading, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of a warning letter, an untitled letter (which is used for violations that do not necessitate a warning letter), injunction, seizure, civil fine or criminal penalties. In the EU the MDR expressly prohibits misleading claims in the form of off-label promotion and the MDR grants enforcement powers to national competent authorities. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws or consumer protection laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

In the EU, Regulation (EU) 2017/745, or the MDR, repealed and replaced the Medical Devices Directive (93/42/EEC) with effect from May, 26 2021. Although the MDR now applies so all new devices placed on the market must be CE marked under it, under the transition period granted by the MDR, certificates issued by notified bodies for medical devices under the Medical Devices Directive before May 26, 2021 potentially remain valid (subject to certain Conditions) and the devices may continue to be placed on the EU market potentially until the end of December 2027 or 2028 (depending on the class of device) and provided the manufacturer satisfies certain requirements, including that there are no significant changes in the design and intended purpose of these devices. Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medicines and Healthcare products Regulatory Agency (MHRA) has provided a transitional period under which the UK will recognize EU CE marks until June 30, 2030 (subject to certain conditions). To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with UK legislation and have the UKCA mark affixed.

All of our products that were previously certified under the Medical Devices Directive, including OCS Heart, OCS Liver and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives, have now been recertified under the MDR. We received the CE Mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023.

We also recognize that our products may need to be certified and have a UKCA mark affixed to be placed on the market in Great Britain in the future. However, although neither the EU MDR nor EU IVDR apply in Great Britain, the national UK medical devices rules currently allow manufacturers to place devices CE marked under the EU MDR or EU IVDR (including their relevant transition periods) on the market in Great Britain, potentially up until June 30, 2030, provided certain conditions are met. The UK Government is expected to publish updated UK medical devices legislation in 2025. This might lead to substantial changes in the regulatory framework/requirements imposed on medical devices. We will need to continue to monitor the developments in the UK to assess how they impact our devices sold in Great Britain

We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly.

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

We have implemented policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot be certain, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we provide assurance that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the conduct of our business, we may at times collect, process or share data concerning individuals, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning cybersecurity for medical devices, including guidance from the FDA. State privacy and cybersecurity laws vary and, in some cases, can impose more restrictive requirements than U.S. federal law. For example, the CCPA affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections were expanded by CPRA and more than a dozen states now have similar laws. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. Our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions and penalties under such laws. Even if we are not determined to have violated applicable data laws, government investigations into these issues can be expensive and lengthy and generate adverse publicity, which could harm our business, financial condition, results of operations or prospects.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and improve access to transplantation. There have been and will likely continue to be ongoing healthcare reform efforts. These reform efforts have and may continue to focus on coverage and payment for organ procurement and transplant. For example, the Centers for Medicare & Medicaid Services issued regulations in 2020 and 2021 that revised Medicare conditions of participation for organ procurement organizations as well as organ acquisition payment policies for organ procurement organizations, transplant centers and donor hospitals. In addition, in 2023, the Securing the U.S. Organ Procurement and Transplantation Network act was signed into law, which allows HRSA to make changes to the Organ Procurement and Transplantation Network (OPTN), including requiring an independent board, awarding contracts to both non-profit and for-profit entities, and eliminating the cap on funding.

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

During the year ended December 31, 2023, the price per share of our common stock has ranged from as low as $36.42 to as high as $99.63. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats to our information systems. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and systems along with other material risks to our operations, at least annually or whenever there are material changes to our systems or operations. These processes include plans to be used in the event of a cybersecurity incident, including incident reporting and business continuity. As part of our risk management process, we engage outside providers to conduct periodic internal and external penetration testing. We store our data in cloud environments with security appropriate to the data involved and have adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery. Although we have experienced cybersecurity incidents in the past, cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition.

Our executive team, along with our Audit Committee, considers cybersecurity risk as part of our overall business strategy, financial planning and capital allocation. Our Audit Committee and Board of Directors engage with members of the executive team and are briefed on cybersecurity risks at least once each calendar year and with respect to any potentially material cybersecurity incidents. Our Chief Information Officer reports regularly, and at least annually, to our Audit Committee and such report may address overall assessment of our compliance with our cybersecurity policies, and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures. Our Chief Information Officer has served in various senior information technology roles, responsible for information security for over 20 years.

Item 2. Properties.

Our corporate headquarters and manufacturing and clinical training facilities are located in Andover, Massachusetts, where we lease 135,199 square feet of space, including a 10,500 square foot laboratory and training facility and a 7,900 square foot class 10,000 cleanroom facility. The leases for these facilities expire on December 31, 2027 with an option to extend the term beyond the expiration date for one additional period of five years. We also lease office space at various locations in the United States for our NOP and hangar space for our aircraft, all under short-term leases. We are constructing a commercial aircraft hangar at Bozeman Yellowstone International Airport in Bozeman, Montana, which we will use for our flight school aircraft and office space for personnel located in Bozeman.

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

Stock Performance Graph(1)

The following graph shows a comparison from May 2, 2019 (the first date on which shares of our common stock were publicly traded) through December 31, 2023 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Healthcare Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Healthcare Index assumed reinvestment of dividends.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN

Among TransMedics Group, Inc., the NASDAQ Composite Index and the NASDAQ Healthcare Index

TransMedics Group, Inc. (TMDX)
Nasdaq Healthcare (IXHC)
Nasdaq Composite (COMP)
$450
$400
$350
$300
$250
$200
$150
$100
$50
5/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23

(1) This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filings of TransMedics Group, Inc. under the Securities Act of 1933, as amended.

Holders of Our Common Stock

As of January 31, 2024, there were approximately 26 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2023 to December 31, 2023.

Dividends

We have never declared or paid any dividends on our capital stock. We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions and other factors our board of directors may deem relevant. In addition, our CIBC Credit Agreement contains covenants that restrict our ability to pay cash dividends.

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

Overview

We are a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our NOP, an innovative turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. In 2023, we enhanced our NOP offering with the addition of a logistics team to expand our transportation logistics capabilities. Our logistics services include aviation transportation, ground transportation, and other coordination activity. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received PMA from the FDA, for both DBD organs and DCD organs.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued growth in customer utilization of our products and services. We generated total revenue of $241.6 million and incurred a net loss of $25.0 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $503.7 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our logistics capabilities, including aviation transportation, to support our NOP to reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability on an annual basis. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations. In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the Organ Procurement and Transplantation network, or OPTN, including its intent to solicit contract proposals to manage the OPTN, which is currently operated by the United Network for Organ Sharing, or UNOS, under a contract that expires in March 2024. Additionally, on July 25, 2023 and July 27, 2023, the U.S. House of Representatives and U.S. Senate, respectively, passed the Securing the U.S. Organ Procurement and Transplantation Network Act, which expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN and specifies that the OPTN shall be operated through awards that are distinct from awards made to support the organization tasked with supporting the networks’ board of directors. The impact that the HRSA initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

In May 2023, we issued and sold $460.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028, or the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to an indenture, dated May 11, 2023. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

As of December 31, 2023, we had cash of $394.8 million. We believe that our cash will be sufficient for us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months following the filing of our Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources”.

Strategic Transactions

On August 16, 2023, we acquired Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled us to add aircraft transportation services to our NOP and become a comprehensive national provider of donor organ retrieval and delivery in the United States.

In separate transactions through December 31, 2023, we acquired 11 fixed-wing aircraft to transport donor organs as part of the services offered under our NOP. We have acquired two additional aircraft in 2024 and intend to acquire additional fixed-wing aircraft as we scale our fleet of aircraft to reduce our dependence on third party transportation providers.

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

Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ retrieval, OCS organ management and logistics services under our NOP in the United States. With the acquisition of Summit, the purchase of fixed-wing transplant aircraft and the addition of a logistics team, we anticipate increased service revenue from our aviation transportation service offering.

Prior to the acquisition, Summit derived its revenue primarily from charter flight services. To a lesser extent, Summit also derived revenue from providing flight school training, managing aircraft and other related services. As part of the Summit integration, we have transitioned Summit's charter flight customers and are finalizing the transition of aircraft management customers to third parties. Following this transition we do not anticipate generating revenue from charter flights or aircraft management and related services. We are continuing to offer flight school training services. During the year ended December 31, 2023, service revenue of $4.9 million, including $3.0 million of charter flight and aircraft management and related services and $1.9 million of flight school training revenue, is from Summit's legacy operations and is unrelated to the NOP and organ transplant.

All of our OCS transplant-related revenue has been generated by sales to transplant centers and Organ Procurement Organizations, not-for-profit organizations responsible for recovering organs from deceased donors for transplantation, in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions and may also contain promises for organ retrieval, OCS organ management or logistics services under our NOP, and an OCS Console, whether sold or loaned to the customer.

Through December 31, 2023, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the CE Mark certifications for each of our OCS products. As required by the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE Mark in September 2022 for the OCS Liver Console and disposables. We received the CE Mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023. In addition, we received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

We expect that our revenue will increase over the long term as a result of the continued growth of the NOP in the United States. We also expect that our revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases and if more transplant centers adopt the OCS in their programs.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ retrieval and OCS organ management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. For the year ended December 31, 2023, cost of service revenue also included approximately $4.4 million of costs related to charter flight and aircraft management and related services and flight school training revenue, from Summit's legacy operations, which is unrelated to the NOP and organ transplant.

Gross profit is the amount by which revenue exceeds cost of revenue in each reporting period and gross margin is gross profit divided by revenue. Our overall gross margin will be impacted by the relative mix of product and service revenue, as product and service revenue have different margin profiles, and we expect our overall gross margin will decrease as service revenue increases as a proportion of overall revenue. Product and service gross margins are also affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing overhead costs, direct labor, the cost of services provided under the NOP and the selling price of our OCS products and NOP services.

We expect that overall cost of revenue will increase or decrease in absolute dollars primarily as, and to the extent that, our revenue increases or decreases. We expect that the cost of net product revenue as a percentage of net product revenue will moderately decrease and gross margin and gross profit will moderately increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to economies of scale, our product enhancements and improved manufacturing efficiency. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our product gross margin. We also expect to see modest improvements in the future in our services gross margin as we provide more services and the efficiency in provisioning of these services improves due to scale and experience. While we expect our gross margins to increase over the long term, they will likely fluctuate from quarter to quarter.

Operating Expenses

Research, Development and Clinical Trials Expenses

Research, development and clinical trials expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering, clinical trials to continue to develop clinical evidence of our products’ safety and effectiveness, regulatory expenses, testing, consultant services and other costs associated with our OCS technology platform and OCS products, which include:

•
employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research, hardware and software development, regulatory and clinical trial functions, and recruiting and temporary service fees related to such personnel;
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our commercial team and personnel in executive, marketing, finance and administrative functions, and recruiting and temporary service fees for such personnel. Selling, general and administrative expenses also include direct and allocated facility-related costs, costs to facilitate the NOP, promotional activities, marketing, conferences and trade show costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services and amortization of sales and marketing-related intangible assets. We expect to continue to increase headcount in our commercial team and increase marketing efforts as we continue to grow commercial sales of our OCS products in both U.S. and select non-U.S. markets.

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

Results of Operations

Comparison of the Years Ended December 31, 2023, 2022 and 2021

The following table summarizes our results of operations for the Years Ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Net product revenue	$176,069	$79,234	$29,657
Service revenue	65,554	14,225	605
Total revenue	241,623	93,459	30,262
Cost of revenue:
Cost of net product revenue	41,015	16,970	9,031
Cost of service revenue	46,515	11,217	72
Total cost of revenue	87,530	28,187	9,103
Gross profit	154,093	65,272	21,159
Operating expenses:
Research, development and clinical trials	36,055	26,812	22,304
Acquired in-process research and development expenses	27,212	—	—
Selling, general and administrative	119,553	69,897	38,283
Total operating expenses	182,820	96,709	60,587
Loss from operations	(28,727)	(31,437)	(39,428)
Other income (expense):
Interest expense	(10,791)	(3,726)	(3,874)
Other income (expense), net	12,847	(1,002)	(877)
Total other income (expense), net	2,056	(4,728)	(4,751)
Loss before income taxes	(26,671)	(36,165)	(44,179)
(Provision) benefit for income taxes	1,643	(66)	(36)
Net loss	$(25,028)	$(36,231)	$(44,215)

Revenue

OCS transplant-related revenue consists of:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
OCS Transplant Revenue by country by organ:
United States
Lung total revenue	$10,548	$7,967	$2,581
Heart total revenue	59,080	29,902	29,178
Liver total revenue	151,719	46,169	105,550
Total United States OCS transplant revenue	221,347	84,038	137,309
All other countries
Lung total revenue	1,272	880	392
Heart total revenue	14,012	8,451	5,561
Liver total revenue	104	90	14
Total all other countries OCS transplant revenue	15,388	9,421	5,967
Total OCS transplant revenue	$236,735	$93,459	$143,276

We also had service revenue unrelated to OCS transplant of $4.9 million, including $3.0 million of charter flight and aircraft management and related services and $1.9 million of flight school training revenue, from Summit's legacy operations for the year ended December 31, 2023.

Revenue from customers in the United States related to OCS transplant was $221.3 million in the year ended December 31, 2023 and increased by $137.3 million compared to the year ended December 31, 2022, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ retrieval, OCS organ management and logistics services under the NOP in the United States. Establishing the NOP, which launched in late 2021, has allowed us to broaden our customer base and increase utilization of the OCS in organ transplantation. Significantly all of our customers in the United States now participate in the NOP. By adding logistics to our NOP offering, we have been able to further increase product and service revenue.

Revenue from customers outside the United States was $15.4 million in the year ended December 31, 2023 and increased by $6.0 million compared to the year ended December 31, 2022. Revenue outside of the United States increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to increased sales volume of OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $24.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. Cost of service revenue increased by $35.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 as we expanded and increased utilization of the NOP. Gross profit increased by $88.8 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. Cost of service revenue included approximately $4.4 million of costs related to charter flight and aircraft management and related services and flight school training revenue, from Summit's legacy operations, which is unrelated to the NOP and organ transplant.

Overall gross margin was 64% and 70% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross margin from 2022 to 2023 was driven primarily by an increase in service revenue, which has a lower gross margin than product revenue. Gross margin from net product revenue was 77% and 79% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross margin was primarily a result of increasing manufacturing capacity and increased costs of certain parts. Gross margin from service revenue was 29% and 21% for the years ended December 31, 2023 and 2022, respectively, and consisted primarily of organ retrieval, OCS organ management and logistics services under our NOP. Service revenue gross margin during the year ended December 31, 2023, included the introduction of transportation and logistics services and the purchase and integration of Summit in the third quarter of 2023. Service revenue gross margin during the year ended December 31, 2022 included our initial launch of the NOP program and did not include a full period of our NOP service offering.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$15,489	$9,818	$5,671
Laboratory supplies and research materials	7,939	5,404	2,535
Consulting and third-party services	5,788	5,277	511
Clinical trials costs	1,077	1,778	(701)
Facility related and other	5,762	4,535	1,227
Total research, development and clinical trials expenses	$36,055	$26,812	$9,243

Total research, development and clinical trials expenses increased by $9.2 million from $26.8 million in the year ended December 31, 2022 to $36.1 million in the year ended December 31, 2023. Personnel related costs increased by $5.7 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $2.8 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Laboratory supplies and research materials costs increased by $2.5 million from the year ended December 31, 2022 to the year ended December 31, 2023 primarily due to our increased need for supplies and materials used for development of our next generation OCS. Facility related and other costs increased by $1.2 million from the year ended December 31, 2022 to the year ended December 31, 2023 due primarily to the increased costs of supporting a larger group of research and development personnel and their development efforts. Clinical trial costs decreased by $0.7 million due to the timing of pre-approval and post-approval clinical trials.

Acquired In-Process Research and Development Expenses

IPR&D in 2023 was related to the acquisition of certain assets related to lung and heart perfusion technology from BTL.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$72,717	$40,551	$32,166
Professional and consultant fees	17,401	7,991	9,410
NOP Support	11,985	8,463	3,522
Tradeshows and conferences	4,575	4,788	(213)
Facility related and other	12,875	8,104	4,771
Total selling, general and administrative expenses	$119,553	$69,897	$49,656

Total selling, general and administrative expenses increased by $49.7 million from $69.9 million in the year ended December 31, 2022 to $119.6 million in the year ended December 31, 2023 due to increases in personnel related costs, professional and consultant fees, NOP support costs and facility related and other costs. Personnel related costs increased by $32.2 million primarily due to the continued expansion of our team to support the growth in our business, as well as an increase in stock-based compensation expense of $7.8 million, due primarily to additional grants to new and existing employees. Professional and consultant fees increased by $9.4 million due primarily to increased consulting, legal and audit fees related to the business growth. Professional and consultant fees also included transaction costs related to our acquisitions of $2.0 million. The increase in NOP support of $3.5 million was due to the continued growth and expansion of our NOP, including our national command and dispatch center. Facility related and other costs increased by $4.8 million due primarily to increased facilities costs and depreciation and amortization expense due to the growth in our business.

Other Income (Expense)

Interest Expense

Interest expense was $10.8 million and $3.7 million for the years ending December 31, 2023 and 2022, respectively. The increase was due primarily to interest expense for our $460.0 million principal amount of the Notes, which were issued in May 2023. Interest expense also increased due to an increase in the principal amount of the CIBC loan outstanding compared to the principal that had been outstanding under our prior credit agreement with OrbiMed, partially offset by the lower average interest rate for our indebtedness under the CIBC Credit Agreement.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2023 and 2022 included interest income of $12.5 million and $0.9 million, respectively, from interest earned on invested cash balances, due to higher invested cash balance and to a lesser extent higher interest rates. Other income (expense), net included $0.3 million of realized and unrealized foreign currency transactions gains during the year ended December 31, 2023. Other income (expense), net included $1.3 million of realized and unrealized foreign currency transactions losses during the year ended December 31, 2022. Other expense, net for the year ending December 31, 2022 also included a loss on extinguishment of debt of $0.6 million.

(Provision) Benefit for Income Taxes

We recorded a tax benefit of $1.7 million for the year ended December 31, 2023 for the release of a portion of our valuation allowance related to the net deferred tax liabilities recorded in purchase accounting. As part of the allocation of the purchase price of Summit, we recorded deferred tax liabilities for the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, we released the same amount of our valuation allowance. We maintain a valuation allowance on our overall net deferred tax asset as we deem it more likely than not that the net deferred tax asset will not be realized.

Comparison of the Years Ended December 31, 2022 and 2021

For a discussion of our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant annual operating losses. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our convertible senior notes, proceeds from the sale of common stock in our public offerings and revenue from clinical trials and commercial sales of our OCS products and NOP services. On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting debt issuance costs of $14.6 million, and purchases of capped calls of $52.1 million, were $393.3 million. At December 31, 2023, our principal source of liquidity was cash of $394.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(13,028)	$(45,817)	$(28,864)
Net cash provided by (used in) investing activities	(193,953)	54,513	29,267
Net cash provided by financing activities	400,418	167,927	1,393
Effect of exchange rate changes on cash, cash equivalents and restricted cash	193	(1,021)	(797)
Net increase in cash, cash equivalents and restricted cash	$193,630	$175,602	$999

Operating Activities

During the year ended December 31, 2023, operating activities used $13.0 million of cash, primarily resulting from our net loss of $25.0 million and net cash used by changes in our operating assets and liabilities of $44.3 million, partially offset by net non-cash charges of $56.3 million, which included an IPR&D charge of $27.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of an increase in accounts receivable of $33.8 million, an increase in inventory of $28.1 million and an increase in prepaid expenses and other current assets of $2.1 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $21.2 million.

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

Changes in accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities of $194.0 million consisted of purchases of property, plant and equipment of $151.8 million, including $141.9 million of transplant-related aircraft purchases, the purchase of IPR&D assets from BTL for $27.2 million and the purchase of Summit for $14.9 million, net of cash received.

During the year ended December 31, 2022, net cash provided by investing activities of $54.5 million consisted of proceeds from sales and maturities of marketable securities of $76.9 million, partially offset by $10.5 million in purchases of marketable securities and $11.9 million in purchases of property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $400.4 million consisted of net proceeds from the issuance of our Notes of $445.4 million, partially offset by payments of $52.1 million for associated capped calls, proceeds from the issuance of common stock upon exercise of stock options of $6.2 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $1.0 million.

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

For a discussion of our cash flows for the year ended December 31, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Convertible Senior Notes

On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, pursuant to an indenture dated May 11, 2023, by and between us and U.S. Bank Trust Company, National Association, or the Indenture.

The initial conversion price of the Notes is approximately $94.00 per share of common stock, which represents a premium of approximately 32.5% over the closing price of our common stock on May 8, 2023. The Notes will mature on June 1, 2028, unless earlier repurchased, redeemed or converted. We used $52.1 million of the proceeds from the sale of the Notes to fund the cost of entering into capped call transactions, described below. The proceeds from the issuance of the Notes were approximately $393.3 million, net of capped call transaction costs of $52.1 million and initial purchaser discounts and other debt issuance costs totaling $14.6 million. The Notes bear interest at a rate of 1.50% per year and interest is payable semiannually in arrears on June 1 and December 1 of each year. The initial conversion rate is 10.6388 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $94.00 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC, or the First Amendment, the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company and CIBC, or the Second Amendment, and the Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among the Company and CIBC, or the Third Amendment, pursuant to which we borrowed $60.0 million, referred to herein as the CIBC Credit Agreement. We used proceeds of the CIBC Credit Agreement to repay all amounts due under our previously outstanding credit agreement with OrbiMed, which was entered into in June 2018.

On May 8, 2023, we entered into the First Amendment, which among other items, allowed for the issuance of the Notes and capped call transactions. On June 23, 2023, we entered into the Second Amendment, which among other items, permits us to make acquisitions of equity or assets of another entity, subject to the conditions under the Second Amendment, including acquisitions, without further consent of CIBC, up to a maximum amount of $50.0 million for the cash payable in connection with an individual acquisition and a maximum amount in aggregate of $150.0 million for the total cash consideration payable for all acquisitions made by us on or after June 23, 2023. The definition of consolidated adjusted EBITDA was also amended by the Second Amendment to add a provision for the pro forma effect of any acquisitions that occur during the period. Additionally, pursuant to the Second Amendment, we and CIBC agreed to extend the start of the principal repayment period to July 31, 2026, on which date we are obligated to begin repayment of the term loans in equal monthly installments until the maturity date in July 2027. On November 9, 2023, we entered into the Third Amendment, which, among other items, permits us to make acquisitions of equity or assets of another entity, subject to the conditions under the Third Amendment, without further consent of CIBC, for cash consideration in a maximum aggregate amount of $300.0 million for all such acquisitions made by the Company on or after November 9, 2023.

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

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. As discussed above, the definition of consolidated adjusted EBITDA was amended to include the pro forma effect of acquisitions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of December 31, 2023, we were in compliance with all covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our NOP, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets, and seek greater control of air and ground transport for our NOP. For example, if the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. In addition, following the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
the amount of product revenue generated by sales of our OCS Consoles, OCS disposable sets and other products that may be approved in the United States and select non-U.S. markets, revenue generated by our services, and growth of the NOP;
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
•
the costs associated with maintaining and growing our logistics capabilities, including by means of the acquisition of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
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

Material Contractual Obligations

Our contractual obligations include amounts payable as principal and interest payments under the CIBC Credit Agreement. As of December 31, 2023, our outstanding principal balance was $60.0 million and is due in 2027. We estimate we will pay $4.5 million in interest payments during 2024. Our estimate of payments is based on an assumed rate of 7.3%, which was the interest rate in effect at December 31, 2023.

On May 11, 2023, we issued $460.0 million aggregate principal amount of Notes due 2028. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

We lease facilities under long-term non-cancelable operating leases that have a weighted average remaining lease term of 4.7 years as of December 31, 2023. As of December 31, 2023, we had fixed lease payment obligations of $11.6 million, of which $2.6 million is payable during 2024. We also lease facilities under short-term leases, for which we expect to pay approximately $0.8 million in 2024 under existing leases.

In connection with our acquisition of Summit we acquired a construction contract for the completion of a commercial aircraft hangar at Bozeman Yellowstone International Airport in Bozeman, Montana. We anticipate we will incur approximately $3.0 million to $4.0 million in 2024 to complete construction of the hangar.

We intend to acquire additional fixed-wing aircraft as we scale our fleet of aircraft. During the year ended December 31, 2023, we acquired 11 transplant-related fixed-wing aircraft with an aggregate purchase price of $141.9 million and we plan to acquire additional aircraft in 2024, including two aircraft purchased in January and February 2024.

In January 2021, we entered into an unconditional $9.5 million purchase commitment in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. As of December 31, 2023, our remaining purchase commitment is $7.0 million.

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

Revenue Recognition

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ retrieval, OCS organ management and logistics services under our NOP in the United States.

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

Substantially all of our customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ retrieval, OCS organ management and logistics services under our NOP or an OCS Console, whether sold or loaned to the customer. We evaluate each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in our customer arrangements from which we derive revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ retrieval services, OCS organ management services and organ transportation logistics.

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

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the our consolidated statements of operations. Revenue from sales to customers of organ retrieval, OCS organ management services and organ transportation is classified as service revenue in our consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ retrieval, OCS organ management or logistics services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are each delivered to the customer.

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

Other Revenue Considerations

We only include estimated variable amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We do not assess whether promised goods or services are performance obligations if they are deemed immaterial in the context of the contract with the customer. Additionally, we do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Revenue is reported net of taxes.

Valuation of Inventory

We value inventory at the lower of cost or net realizable value, with cost computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in our consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis. The reserve for excess and obsolete inventory was $0.8 million and $0.3 million as of December 31, 2023 and 2022, respectively.

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

Business Combinations and Fair Value Estimates

In determining whether an acquisition should be accounted for as a business combination or asset acquisition, we first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the single identifiable asset or the group of similar assets is not deemed to be a business and the acquisition is accounted for as an asset acquisition. If this is not the case, we then further evaluate whether the acquisition includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, we conclude that the acquisition is a business and account for it as a business combination.

Determining the fair value of assets acquired and liabilities assumed in a business combination is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value and useful life determinations are based on, among other things, valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Actual results may vary from these estimates and may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever comes first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within operating results.

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

Foreign Currency Exchange Risk

Our foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the period-end exchange rates. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense). We recognized foreign currency transaction gains of $0.3 million during the year ended December 31, 2023.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity on our consolidated balance sheets. We recorded a foreign currency translation gain of less than $0.1 million during the year ended December 31, 2023.

For the year ended December 31, 2023, 5% of our revenue and 2% of our operating costs and expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency exposure.

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

Interest Rate Sensitivity

In July 2022, we entered into our CIBC Credit Agreement with CIBC. Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. As of December 31, 2023 borrowings outstanding under the CIBC Credit Agreement totaled $60.0 million and the interest rate applicable to such borrowings was 7.3%. An immediate 10% change in the Federal Funds Effective Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

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

TRANSMEDICS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransMedics Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransMedics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Summit Aviation, Inc. from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Summit Aviation, Inc. from our audit of internal control over financial reporting. Summit Aviation, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recorded $241.6 million in total revenues for the year ended December 31, 2023. The Company generates product revenue, from sales of its single-use, organ-specific disposable sets (i.e., its organ-specific OCS Perfusion Sets sold together with its organ-specific OCS Solutions) used on its organ-specific OCS Consoles, each being a component of the Company’s Organ Care System (OCS) products, and service revenue, by providing outsourced organ retrieval, OCS organ management and logistics services under the Company’s National OCS Program. Substantially all of the Company’s customer contracts have multiple-performance obligations. Deliverables consist of OCS Perfusion Sets and OCS Solutions. In some of those customer contracts, the deliverables also include an OCS Console, whether sold or loaned to the customer. Management evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. Management has concluded that training, OCS Console equipment set-up, and the OCS Console itself are highly interdependent and represent a single, combined performance obligation. Revenue is recognized when control of the OCS product or products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or products. Control is transferred for the OCS products typically only after the product has arrived at the customer site and, in addition for OCS Consoles, the training and equipment set-up have been completed by the Company. Additionally, under the National OCS program, service deliverables available to customers include organ retrieval, OCS organ management, and transportation logistics which are distinct performance obligations and are recognized as service revenue when the services occur.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the existence and point in time when control is transferred to the customer. These procedures also included, among others, evaluating, for a sample of transactions, the existence of transactions recognized as revenue, as well as evaluating the appropriate timing of revenue recognition by obtaining and inspecting customer purchase orders and, where applicable, invoices, customer agreements, shipping documents, completion of services documents and cash receipts from customers.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2024

We have served as the Company’s auditor since 2001.

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$394,812	$201,182
Accounts receivable	63,576	27,611
Inventory	44,235	20,605
Prepaid expenses and other current assets	8,031	2,896
Total current assets	510,654	252,294
Property, plant and equipment, net	173,941	19,223
Operating lease right-of-use assets	6,546	5,130
Restricted cash	500	500
Goodwill	11,990	—
Acquired intangible assets, net	2,354	—
Other non-current assets	62	—
Total assets	$706,047	$277,147
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,717	$3,341
Accrued expenses and other current liabilities	38,221	18,635
Deferred revenue	1,961	241
Operating lease liabilities	2,035	1,444
Total current liabilities	54,934	23,661
Convertible senior notes, net	447,140	—
Long-term debt, net	59,064	58,696
Operating lease liabilities, net of current portion	7,707	7,415
Total liabilities	568,845	89,772
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 32,670,803 shares and 32,141,368 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	641,106	666,277
Accumulated other comprehensive loss	(199)	(225)
Accumulated deficit	(503,705)	(478,677)
Total stockholders' equity	137,202	187,375
Total liabilities and stockholders' equity	$706,047	$277,147

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Net product revenue	$176,069	$79,234	$29,657
Service revenue	65,554	14,225	605
Total revenue	241,623	93,459	30,262
Cost of revenue:
Cost of net product revenue	41,015	16,970	9,031
Cost of service revenue	46,515	11,217	72
Total cost of revenue	87,530	28,187	9,103
Gross profit	154,093	65,272	21,159
Operating expenses:
Research, development and clinical trials	36,055	26,812	22,304
Acquired in-process research and development expenses	27,212	—	—
Selling, general and administrative	119,553	69,897	38,283
Total operating expenses	182,820	96,709	60,587
Loss from operations	(28,727)	(31,437)	(39,428)
Other income (expense):
Interest expense	(10,791)	(3,726)	(3,874)
Other income (expense), net	12,847	(1,002)	(877)
Total other income (expense), net	2,056	(4,728)	(4,751)
Loss before income taxes	(26,671)	(36,165)	(44,179)
(Provision) benefit for income taxes	1,643	(66)	(36)
Net loss	$(25,028)	$(36,231)	$(44,215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(1.23)	$(1.60)
Weighted average common shares outstanding, basic and diluted	32,517,372	29,556,633	27,616,839

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(25,028)	$(36,231)	$(44,215)
Other comprehensive income (loss):
Foreign currency translation adjustment	26	(73)	(46)
Unrealized gains (losses) on marketable securities, net of tax of $0	—	36	(47)
Total other comprehensive income (loss)	26	(37)	(93)
Comprehensive loss	$(25,002)	$(36,268)	$(44,308)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2020	27,175,305	$502,217	$(95)	$(398,231)	$103,891
Issuance of common stock upon the exercise of common stock options	588,461	974	—	—	974
Issuance of common stock in connection with employee stock purchase plan	27,849	419	—	—	419
Stock-based compensation expense	—	6,878	—	—	6,878
Foreign currency translation adjustment	—	—	(46)	—	(46)
Unrealized losses on marketable securities	—	—	(47)	—	(47)
Net loss	—	—	—	(44,215)	(44,215)
Balances at December 31, 2021	27,791,615	510,488	(188)	(442,446)	67,854
Issuance of common stock in public offering, net of discounts and issuance costs of $676	3,737,500	139,854	—	—	139,854
Issuance of common stock upon the exercise of common stock options	507,795	4,667	—	—	4,667
Issuance of common stock in connection with employee stock purchase plan	30,143	509	—	—	509
Issuance of restricted common stock	26,093	—	—	—	—
Restricted common stock forfeitures	(1,778)	—	—	—	—
Issuance of common stock in connection with exercise of warrants	50,000	438	—	—	438
Stock-based compensation expense	—	10,321	—	—	10,321
Foreign currency translation adjustment	—	—	(73)	—	(73)
Unrealized gains on marketable securities	—	—	36	—	36
Net loss	—	—	—	(36,231)	(36,231)
Balances at December 31, 2022	32,141,368	666,277	(225)	(478,677)	187,375
Issuance of common stock upon the exercise of common stock options	493,935	6,155	—	—	6,155
Issuance of common stock in connection with employee stock purchase plan	25,894	955	—	—	955
Stock-based compensation expense	—	19,791	—	—	19,791
Purchases of capped calls related to convertible senior notes	—	(52,072)	—	—	(52,072)
Issuance of restricted common stock	10,304	—	—	—	—
Restricted common stock forfeitures	(698)	—	—	—	—
Foreign currency translation adjustment	—	—	26	—	26
Net loss	—	—	—	(25,028)	(25,028)
Balances at December 31, 2023	32,670,803	$641,106	$(199)	$(503,705)	$137,202

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(25,028)	$(36,231)	$(44,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,177	3,478	1,817
Stock-based compensation expense	19,791	10,321	6,878
Acquired in-process research and development expenses	27,212	—	—
Deferred taxes	(1,660)	—	—
Loss on extinguishment of debt	—	575	—
Loss on sale of marketable securities	—	107	—
Non-cash interest expense and end of term accretion expense	2,128	465	540
Non-cash lease expense	1,041	717	829
Net amortization of premiums on marketable securities	—	381	1,356
Unrealized foreign currency transaction (gains) losses	(342)	1,129	928
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(33,816)	(21,678)	840
Inventory	(28,092)	(8,024)	(4,894)
Prepaid expenses and other current assets	(2,101)	2,521	(3,151)
Other non-current assets	(54)	—	—
Accounts payable	6,957	(3,270)	5,090
Accrued expenses and other current liabilities	14,250	3,437	4,875
Deferred revenue	83	—	7
Operating lease liabilities	(1,574)	255	236
Net cash used in operating activities	(13,028)	(45,817)	(28,864)
Cash flows from investing activities:
Purchases of property, plant and equipment	(151,847)	(11,907)	(3,519)
Purchase of business, net of cash acquired	(14,894)	—	—
Purchase of in-process research and development assets	(27,212)	—	—
Purchases of marketable securities	—	(10,496)	(72,024)
Proceeds from sales and maturities of marketable securities	—	76,916	104,810
Net cash provided by (used in) investing activities	(193,953)	54,513	29,267
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,620	445,380	—	—
Purchases of capped calls related to convertible senior notes	(52,072)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	—	58,509	—
Repayments of long-term debt	—	(36,050)	—
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions and issuance costs paid	—	139,854	—
Proceeds from issuance of common stock upon exercise of stock options	6,155	4,667	974
Proceeds from issuance of common stock upon exercise of warrants	—	438	—
Proceeds from issuance of common stock in connection with employee stock purchase plan	955	509	419
Net cash provided by financing activities	400,418	167,927	1,393
Effect of exchange rate changes on cash, cash equivalents and restricted cash	193	(1,021)	(797)
Net increase in cash, cash equivalents and restricted cash	193,630	175,602	999
Cash, cash equivalents and restricted cash, beginning of period	201,682	26,080	25,081
Cash, cash equivalents and restricted cash, end of period	$395,312	$201,682	$26,080
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,089	$3,260	$3,334
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$4,574	$2,135	$1,823
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,454	$62	$1,200
Operating lease liabilities arising from obtaining right-of-use assets	$2,171	$—	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$394,812	$201,182	$25,580
Restricted cash	500	500	500
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$395,312	$201,682	$26,080

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and, together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group, was incorporated in the State of Delaware in August 1998. The Company is a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. Our logistics services include aviation transportation, ground transportation and other coordination activity.

On August 16, 2023, the Company acquired Summit Aviation, Inc. and Northside Property Group, LLC (together “Summit”). Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled TransMedics to add aviation transportation services to its NOP and become a comprehensive national provider of donor organ retrieval and delivery in the United States.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring annual losses since inception, including a net loss of $25.0 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $503.7 million. The Company believes that its existing cash of $394.8 million as of December 31, 2023 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Annual Report on Form 10-K. The Company may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2023 and 2022, the Company had no allowance for credit losses.

Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the year ended December 31, 2023, no customer accounted for more than 10% of revenue. For the years ended December 31, 2022 and 2021, one customer accounted for 14% of revenue and one customer accounted for 11% of revenue, respectively. As of December 31, 2023 and 2022, no customer accounted for 10% or more of accounts receivable.

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

Restricted Cash

As of December 31, 2023 and 2022, the Company maintained two letters of credit totaling $0.5 million for the benefit of the landlord of its leased property. The Company was required to maintain a separate cash balance of $0.5 million to secure the letters of credit. Related to this separate cash balance, the Company classified $0.5 million as restricted cash (non-current) on its consolidated balance sheets as of December 31, 2023 and 2022.

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2023 and 2022, the Company had no allowance for credit losses. During the years ended December 31, 2023, 2022 and 2021, the Company did not record any provisions for credit losses. During the year ended December 31, 2022, the Company wrote off less than $0.1 million of accounts receivable balances. During the years ended December 31, 2023 and 2021, the Company did not write off any accounts receivable balances.

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

On August 2, 2023, the Company acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., together (“BTL”). The Company intends to further develop these technologies to expand its product offerings and indications for organ transplantation. The Company accounted for the purchase of BTL as an asset acquisition as substantially all of the fair value of gross assets acquired were concentrated on a single set of identifiable activities consisting of lung and heart perfusion technology, referred to as the in-process research and development (“IPR&D”) asset. Due to the stage of development of the IPR&D asset at the date of acquisition, it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset applications, there was no alternative future use associated with the asset. Accordingly, the value of the IPR&D asset of $27.2 million was expensed as research and development expense in the consolidated statements of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Transplant aircraft	10 years
Flight school aircraft	5 years
Manufacturing equipment	5 years
OCS Consoles	5 years
Computer equipment and software	3 years
Laboratory equipment	3 years
Office, trade show and training equipment	5 years
Leasehold improvements	Shorter of term of lease or 15 years

Depreciation and amortization expense of aircraft is recognized over the estimated useful lives of each asset to their salvage value. Salvage values estimated for transplant and flight school aircraft are approximately 50% of the original purchase price.

Costs incurred for OCS Consoles are recorded as inventory unless and until the Company determines that an OCS Console will either be used for the NOP or loaned to a customer for its use, at which time the Company reclassifies the cost of the OCS Console from inventory to property, plant and equipment and begins to depreciate the OCS Console over its estimated useful life. Such depreciation expense is classified as a cost of revenue. The Company retains title to all OCS Consoles loaned to customers.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023, 2022 and 2021.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s OCS Console and OCS Perfusion Sets. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized over their estimated useful life. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2023, 2022 and 2021.

The Company also capitalizes development costs related to internal-use software when it is probable that the expenditures will result in additional functionality. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use and depreciated over their estimated useful life. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company did not capitalize any software development costs related to internal-use software during the years ended December 31, 2023, 2022 and 2021.

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

At the end of each reporting period, the Company assesses whether losses should be accrued on long-term manufacturing purchase commitments in accordance with ASC 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the statements of operations unless they are deemed recoverable through firm sales contacts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in the accompanying consolidated financial statements, the Company did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize any loss provision for future-period remaining purchase commitments for the year ended December 31, 2023.

Leases

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% Convertible Senior Notes due 2028 (the "Notes") are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets, and the fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only (see Note 8).

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

Product Warranties

The Company provides a one-year warranty on its OCS Consoles and disposable sets and replaces or repairs any OCS Console or disposable set that does not function in accordance with the product specifications. OCS Consoles returned to the Company may be refurbished and redeployed. Estimated warranty costs are recorded at the time of shipment of the OCS Console or disposable set. Warranty costs are estimated based on the current expected product replacement or repair cost and expected replacement or repair rates based on historical experience. The Company evaluates its warranty accrual at the end of each reporting period and makes adjustments as necessary. As of December 31, 2023 and 2022, the warranty accrual was less than $0.1 million each.

Revenue Recognition

The Company generates net product revenue primarily from sales of its single-use, organ-specific disposable sets used on its organ-specific OCS Consoles. To a lesser extent, the Company also generates product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. The Company also generates service revenue by providing outsourced organ retrieval, OCS organ management and logistics services under its NOP in the United States.

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

Substantially all of the Company’s customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ retrieval, OCS organ management services and organ transportation under the Company's NOP or an OCS Console, whether sold or loaned to the customer. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements from which it derives revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ retrieval services, OCS organ management services and organ transportation logistics.

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

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the Company's consolidated statements of operations. Revenue from sales to customers of organ retrieval, OCS organ management services and organ transportation logistics is classified as service revenue in the Company’s consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ retrieval, OCS organ management or logistics services, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are each delivered to the customer.

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

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of December 31, 2023 and 2022.

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

Other Revenue Considerations

The Company only includes estimated variable amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company does not assess whether promised goods or services are performance obligations if they are deemed immaterial in the context of the contract with the customer. Additionally, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Revenue is reported net of taxes.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled $0.3 million, ($1.3 million) and ($1.0 million) for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Accumulated other comprehensive income (loss) on the consolidated balance sheets consists primarily of foreign currency translation adjustments. Accumulated other comprehensive income (loss) attributable to unrealized gains (losses) on marketable securities has not been significant.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards, using the treasury stock method, and outstanding convertible notes, using the if-converted method. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2023, 2022 and 2021.

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

	As of December 31,
	2023	2022
Warrants to purchase common stock	14,440	14,440
Options to purchase common stock	3,289,051	3,288,791
Employee stock purchase plan	9,506	14,135
Restricted stock units	328,366	—
Restricted stock awards	9,606	24,315
Convertible senior notes	4,893,848	—
	8,544,817	3,341,681

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

3.
Acquisition of Summit

On August 16, 2023, the Company acquired Summit pursuant to the terms of an equity purchase agreement. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled TransMedics to add aviation transportation services to its NOP and become a comprehensive national provider of donor organ retrieval and delivery in the United States.

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

The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company's estimate of preliminary purchase consideration is subject to change upon finalizing working capital adjustments. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing its valuation analysis. During the three months ended December 31, 2023, the Company recorded an adjustment to goodwill of $0.3 million, representing an adjustment to its estimate of the fair value of accounts payable and deferred tax liabilities as of the acquisition date. The final determinations, which are expected to be completed by August 2024, may result in additional changes in the fair value of certain assets and liabilities as compared to these preliminary estimates.

The following tables summarize the preliminary allocation of the purchase price (in thousands):

Assets Acquired and Liabilities Assumed:
Accounts receivable	$2,089
Other current assets	1,040
Property, plant and equipment	5,922
Right-of-use asset	288
Intangible assets	2,430
Goodwill	11,990
Total assets acquired	23,759
Accounts payable and other current liabilities	(6,917)
Deferred tax liabilities	(1,660)
Operating lease liabilities	(288)
Total allocation of purchase price consideration, net of cash acquired	$14,894

Property, plant and equipment consist primarily of flight school aircraft and construction-in-progress related to a commercial aircraft hangar that Summit is in the process of constructing. Flight school aircraft were valued using market comparisons adjusted for aircraft-specific condition. The fair value of construction-in-progress approximated its cost.

Intangible assets consisted primarily of a customer relationship asset of $2.3 million related to flight school revenue and was valued using the multi-period excess earnings method, a form of the income approach. Significant assumptions and estimates utilized in this model include the revenue growth rate, contract renewal probability and the discount rate. Intangible assets are being amortized on a straight-line basis to selling, general and administrative over their estimated useful lives of 12 years as of the acquisition date.

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

Deferred tax liabilities relate to the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, the Company recorded a tax benefit of $1.7 million for the release of a portion of its valuation allowance related to the net deferred tax liabilities recorded in purchase accounting.

The Company incurred total transaction costs of $2.0 million for third-party professional services utilized for the acquisition, which are included in selling, general and administrative costs in the consolidated statements of operations. The operating results of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date. Pro forma results of operations for the acquisition have not been presented as they are not material to the Company’s consolidated results of operations.

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$25,823	$10,939
Work-in-process	3,806	1,876
Finished goods	14,606	7,790
	$44,235	$20,605

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Transplant aircraft	$141,855	$—
Flight school aircraft	3,484	—
OCS Consoles	14,491	10,878
Manufacturing equipment	6,898	3,721
Computer equipment and software	3,021	2,064
Laboratory equipment	1,875	671
Office, trade show and training equipment	4,006	2,121
Leasehold improvements	13,354	12,415
Construction-in-progress	6,250	482
	195,234	32,352
Less: Accumulated depreciation and amortization	(21,293)	(13,129)
	$173,941	$19,223

During the years ended December 31, 2023, 2022 and 2021, total depreciation and amortization expense was $8.1 million, $3.5 million and $1.8 million, respectively. Construction-in-progress as of December 31, 2023 primarily relates to construction of a commercial aircraft hangar at Bozeman Yellowstone International Airport in Bozeman, Montana. Substantially all of the Company's property, plant and equipment are held in the United States.

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $12.0 million as of December 31, 2023 related to the Company’s acquisition of Summit. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$73	$2,247
Other	12	110	3	107
		$2,430	$76	$2,354

Amortization expense is recorded within selling, general and administrative expense. Amortization expense for the year ended December 31, 2023 was $0.1 million. Future amortization expense of the intangible assets as of December 31, 2023, is expected to be as follows (in thousands):

Year Ending December 31,
2024	$203
2025	203
2026	203
2027	203
2028	203
Thereafter	1,339
$2,354

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and related expenses	$20,300	$9,812
Accrued transportation costs	4,381	2,581
Accrued research, development and clinical trials expenses	1,771	1,876
Accrued other	11,769	4,366
	$38,221	$18,635

8.
Long-Term Debt and Financing Arrangements

Convertible Senior Notes

Convertible senior notes consisted of the following (in thousands):

December 31, 2023
Principal amount of convertible senior notes	$460,000
Less: Current portion of convertible senior notes	—
Convertible senior notes, net of current portion	460,000
Debt discount, net of accretion	(12,860)
Convertible senior notes, net of discount and current portion	$447,140

As of December 31, 2023, the estimated fair value of the Notes was $524.9 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

The Notes bear interest at a rate of 1.50% per year and interest is payable semiannually in arrears on June 1 and December 1 of each year. The initial conversion rate is 10.6388 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $94.00 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events as described in the Indenture.

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

The Company accounts for the Notes as a single liability in accordance with ASC 470-20 as the Company concluded that embedded conversion features within the Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Notes totaling $14.6 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Notes on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the Notes using the effective interest method. During the year ended December 31, 2023, the Company recognized $6.2 million in interest expense related to the 1.50% cash coupon of the Notes and amortization of the debt issuance costs. During the year ended December 31, 2023, the effective interest rate on the outstanding Notes was approximately 2.1%.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $52.1 million incurred to purchase the Capped Calls were recorded as a reduction to common stock on the accompanying consolidated balance sheets.

Each of the Capped Calls has an initial strike price of approximately $94.00 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $141.88 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4,893,848 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the Notes. The Capped Calls are subject to automatic exercise over a 40 trading day period commencing on April 3, 2028, subject to earlier termination under certain circumstances.

Long-term debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(936)	(1,304)
Long-term debt, net of discount and current portion	$59,064	$58,696

Canadian Imperial Bank of Commerce Credit Agreement

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC (the “First Amendment”), the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company, and CIBC (the “Second Amendment”), the Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among the Company, and CIBC (the “Third Amendment”) (as amended, the “CIBC Credit Agreement”), pursuant to which the Company borrowed $60.0 million. In connection with the CIBC Credit Agreement, the Company repaid all amounts due under its previously outstanding credit agreement and recorded a loss on extinguishment of debt of $0.6 million during 2022, which amount was classified as other expense in the consolidated statements of operations.

On May 8, 2023, the Company entered into the First Amendment, which among other items, allowed for the issuance of the Notes and capped call transactions. On June 23, 2023, the Company entered into the Second Amendment, which among other items, permits the Company to make acquisitions of equity or assets of another entity, subject to the conditions under the Second Amendment, including acquisitions, without further consent of CIBC, up to a maximum amount of $50.0 million for the cash payable in connection with an individual acquisition and a maximum amount in aggregate of $150.0 million for the total cash consideration payable for all acquisitions made by the Company on or after June 23, 2023. The definition of consolidated adjusted EBITDA was also amended by the Second Amendment to add a provision for the pro forma effect of any acquisitions that occur during the period. Additionally, pursuant to the Second Amendment, the parties agreed to extend the start of the principal repayment period to July 31, 2026, on which date the Company is obligated to begin repayment of the term loans in equal monthly installments until the maturity date in July 2027. On November 9, 2023, the Company entered into the Third Amendment, which, among other items, permits the Company to make acquisitions of equity or assets of another entity, subject to the conditions under the Third Amendment, without further consent of CIBC, for cash consideration in a maximum aggregate amount of $300.0 million for all such acquisitions made by the Company on or after November 9, 2023.

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

In connection with entering into the CIBC Credit Agreement, the Company paid upfront fees and other costs of $1.5 million, which were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the CIBC Credit Agreement using the effective interest method.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. As discussed above, the definition of consolidated adjusted EBITDA was amended to include the pro forma effect of acquisitions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of December 31, 2023, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

As of December 31, 2023, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 7.3%. During the years ended December 31, 2023 and 2022, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.7% and 6.6%, respectively.

9.
Equity

Preferred Stock

As of December 31, 2023, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s boards of directors upon issuance.

Common Stock

As of December 31, 2023, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors, as described above. Through December 31, 2023, no dividends had been declared or paid.

Warrants

As of December 31, 2023, the Company had outstanding warrants to purchase 14,440 shares of common stock at an exercise price of $17.47 per share with an expiration date of May 6, 2024. In November 2022, warrants were exercised to purchase 50,000 shares of common stock at an exercise price of $8.75 per share for total proceeds of $0.4 million.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of December 31, 2023, 1,359,742 shares of common stock were available for issuance under the Amended Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's board of directors approved an increase of 500,000 to shares available under the Inducement Plan. As of December 31, 2023, 607,366 shares of common stock remained available for issuance under the Inducement Plan.

Awards granted under the 2019 Plan and Inducement Plan vest over periods determined by the board of directors and expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of common stock of TransMedics Group were initially reserved for issuance under the 2019 ESPP. During the year ended December 31, 2023, 25,894 shares were issued under the 2019 ESPP and as of December 31, 2023, 264,559 shares remained available for issuance.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.15%	2.33%	0.90%
Expected term (in years)	6.03	6.03	6.03
Expected volatility	69%	59%	58%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	3,288,791	$21.56	7.86	$132,076
Granted	639,045	64.37
Exercised	(493,935)	12.46
Forfeited	(143,913)	34.14
Expired	(937)	30.57
Outstanding as of December 31, 2023	3,289,051	$30.69	7.52	$159,343
Vested and expected to vest as of December 31, 2023	3,289,051	$30.69	7.52	$159,343
Options exercisable as of December 31, 2023	1,920,240	$23.78	6.84	$105,898

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $31.0 million, $15.0 million and $16.3 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $41.75 per share, $11.32 per share and $18.63 per share, respectively.

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

The following table summarizes the Company's restricted common stock activity since December 31, 2022:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2022	24,315	$28.79
Issued	10,304	72.75
Vested	(24,315)	28.79
Forfeited	(698)	71.60
Unvested restricted common stock as of December 31, 2023	9,606	$72.83

The aggregate fair value of restricted stock that vested during the year ended December 31, 2023 was $1.7 million. There was no restricted stock vesting during the years ended December 31, 2022 or 2021. The Company granted restricted common stock during the year ended December 31, 2022 with a weighted average grant-date fair value of $28.74 per share. The Company did not grant restricted common stock during the year ended December 31, 2021.

Restricted Common Stock Units

The following table summarizes the Company's restricted common stock unit activity since December 31, 2022:

	Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	—	$—
Granted	357,594	63.74
Vested	—	—
Forfeited	(29,228)	56.53
Unvested restricted stock units as of December 31, 2023	328,366	$64.38

The Company did not grant restricted common stock units during the years ended December 31, 2022 or 2021.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$438	$125	$72
Research, development and clinical trials expenses	2,823	1,465	1,114
Selling, general and administrative expenses	16,530	8,731	5,692
	$19,791	$10,321	$6,878

As of December 31, 2023, total unrecognized compensation cost related to unvested share-based awards was $48.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

11.
Income Taxes

Tax Provision Components

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year in the United States, due to the uncertainty regarding the realizability of these respective deferred tax assets. The Company generated income in the Netherlands for the years ended December 31, 2023, 2022 and 2021 and, accordingly, recorded a foreign income tax provision of less than $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recorded a tax benefit of $1.7 million for the release of a portion of its valuation allowance related to the net deferred tax liabilities recorded in purchase accounting during the year ended December 31, 2023. As part of the allocation of the purchase price of Summit, the Company recorded deferred tax liabilities for the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of its existing deferred tax assets. Therefore, the Company released the same amount of its valuation allowance. The Company maintains a valuation allowance on its overall net deferred tax asset as it deems it more likely than not that the net deferred tax asset will not be realized.

Loss Before Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(27,038)	$(36,416)	$(44,321)
Foreign	367	251	142
	$(26,671)	$(36,165)	$(44,179)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.1)%	(5.4)%	(6.9)%
Federal and state research and development tax credits	(10.2)%	(5.4)%	(2.4)%
State deferred tax adjustment	(27.5)%	—	—
Nondeductible items	1.2%	0.7%	0.1%
Stock-based compensation expense	(5.7)%	(3.5)%	(3.3)%
Deferred tax effect of change in state blended rate	(5.9)%	16.2%	(1.7)%
Return to provision	(1.5)%	2.6%	1.1%
Other	(0.1)%	0.1%	(0.2)%
Change in deferred tax asset valuation allowance	71.6%	15.8%	34.3%
Effective income tax rate	(6.2)%	0.1%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$99,332	$92,445
Capitalized research and development expense	14,062	8,109
Acquired in-process research and development expenses	7,275	—
Research and development tax credit carryforwards	16,195	13,565
Accrued expenses	5,657	2,994
Stock-based compensation expense	6,704	3,492
Lease liability	2,600	2,218
Section 163(j) interest	191	754
Other	400	483
Total deferred tax assets	152,416	124,060
Deferred tax liabilities:
Property, plant and equipment	(9,055)	(885)
Right-of-use assets	(1,721)	(1,284)
Intangible assets	(654)	—
Total deferred tax liabilities	(11,430)	(2,169)
Valuation allowance	(140,986)	(121,891)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of $376.4 million, which may be available to offset future taxable income, of which $207.4 million of the total net operating loss carryforwards expire at various dates beginning in 2024, while the remaining $169.0 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2023, the Company had state net operating loss carryforwards of $328.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $10.7 million and $6.5 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2024. As of December 31, 2023, the Company had no foreign net operating loss carryforwards.

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

As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company's policy is to record any interest or penalties related to income taxes as part of the income tax provision.

The Company generated research credits for the tax years ending after December 31, 2001 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2023. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending federal or state tax examinations. The Company has open tax years subject to examination from fiscal year 2020 to present. To the extent that the Company has carryforward attributes, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in the future.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to current year federal and state net operating losses generated, acquired IPR&D and capitalized research and development costs. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to the capitalization of research and development costs required under Section 174 and current year federal and state net operating losses generated, partially offset by a decrease in deferred tax assets related to state net operating loss carryforwards due to a change in the state effective tax rate. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2021 related primarily to the increase in net operating loss carryforwards in 2021. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$(121,891)	$(116,164)	$(101,029)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(19,095)	(5,727)	(15,135)
Valuation allowance as of end of year	$(140,986)	$(121,891)	$(116,164)

12.
Leases

The Company leases its office, laboratory and manufacturing space under two noncancelable leases that expire in December 2027 and include a lease incentive, fixed payment escalations, and rent holidays. The leases include an option to renew for an additional five years. The option to extend the lease term was not included in the right-of-use asset and the lease liability as it was not reasonably certain of being exercised. The Company classified the leases as operating leases under ASC 842. Annual base rent increases at an average rate of 2.5% each year until the end of the term. The Company is also obligated to pay the landlord certain costs, taxes, and operating expenses, subject to certain exclusions. As these costs are generally variable in nature, they are not included in the measurement of the right-of-use asset and related lease liability. In June 2023, the Company amended one of its lease agreements to add space through the remainder of the lease term and under the existing terms of the lease.

In connection with the acquisition of Summit, the Company acquired a 20-year operating lease with one 10-year renewal option, for space at the Bozeman Yellowstone International Airport in Bozeman, Montana where the Company is constructing a commercial aircraft hangar (see Note 3). The Company also leases office space for its NOP and hangar space for its aircraft at various locations in the United States under short-term leases.

The components of the Company’s lease expense under ASC 842 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$1,692	$1,353	$1,353
Short-term lease cost	1,606	806	159
Variable lease cost	1,495	718	640
	$4,793	$2,877	$2,152

Supplemental disclosure of cash flow information related to the leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,246	$1,948	$1,901

The weighted-average remaining lease term as of December 31, 2023 and 2022 was 4.7 years and 5.0 years, respectively. The weighted-average discount rate as of December 31, 2023 and 2022 was 6.9% and 6.7%, respectively. Because the interest rate implicit in the leases was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the leases.

Future payments for the Company’s operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$2,638
2025	2,704
2026	2,771
2027	2,839
2028	25
Thereafter	610
Total future minimum lease payments	11,587
Less: imputed interest	(1,845)
Total operating lease liabilities	$9,742

The following table represents operating lease liabilities on the consolidated balance sheets (in thousands):

December 31, 2023
Current operating lease liabilities	$2,035
Operating lease liabilities, net of current portion	7,707
Total operating lease liabilities	$9,742

13.
Commitments and Contingencies

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As of December 31, 2022, the Company had not made any contributions to the plan. Effective January 1, 2023, the Company instituted an employer matching program for the 401(k) Plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the year ended December 31, 2023, the Company recorded expense of $1.4 million related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of December 31, 2023 was $7.0 million.

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

The reconciliation of gross product revenue to net product revenue for these certain payments is shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross product revenue from sales to customers	$176,047	$77,854	$30,780
Less: clinical trial payments	(22)	(1,380)	1,123
Total net product revenue	$176,069	$79,234	$29,657

The Company determined that payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols (i.e., unrelated to the Company’s OCS products) meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of the Company’s OCS products and the consideration paid to the customer represents the fair value of the distinct good or service received. As a result, such payments made to the customers are recorded as operating expenses. The Company recorded payments made to customers related to post-approval studies and for documentation related to existing standard-of-care protocols of $0.9 million, $1.0 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, as operating expenses.

Summit makes payments to its aircraft management customers who had opted in to Summit's charter program. Summit pays the aircraft owner a fee for the use of the aircraft for charter flight services. The Company determined that fees incurred for the use of aircraft management customers' aircraft meet the criteria to be classified as a cost because the Company receives a distinct good or service transferred by the customer separate from the customer’s purchase of Summit's aircraft management services and the consideration to the customer represents the fair value of the distinct good or service received. As a result, such fees are recorded as cost of sales. The Company recorded expense for the use of customers' aircraft of $1.1 million for the year ended December 31, 2023. As part of the Summit integration, Summit's legacy aircraft management customers are being transitioned to third parties and following this transition, the Company will no longer make such payments to customers.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
OCS Transplant Revenue by country by organ(1)(2):
United States
Lung total revenue	$10,548	$7,967	$9,843
Heart total revenue	59,080	29,902	10,103
Liver total revenue	151,719	46,169	1,915
Total United States OCS transplant revenue	221,347	84,038	21,861
All other countries
Lung revenue	1,272	880	822
Heart revenue	14,012	8,451	7,579
Liver revenue	104	90	—
Total all other countries OCS transplant revenue	15,388	9,421	8,401
Total OCS transplant revenue	$236,735	$93,459	$30,262

(1)
Revenue by country is categorized based on the location of the end customer. Total revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $4.9 million for the year December 31, 2023, is not included in this table.

15. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President, Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.4 million in total compensation in each of the years ended December 31, 2023, 2022 and 2021, respectively, for her services as an employee.

16. Subsequent Events

In separate transactions in January 2024 and February 2024, the Company acquired two fixed-wing aircraft from two separate sellers for a total purchase price of $26.6 million. The Company plans to utilize these aircraft as part of the NOP's aviation transportation services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

We have excluded Summit Aviation, Inc. and its affiliated entity, Northside Property Group, LLC, or together Summit (“Summit”) from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, because it was acquired in a purchase business combination during 2023. The total assets and total revenue of Summit, which is a wholly-owned subsidiary, that are excluded from our assessment of internal control over financial reporting collectively represent approximately 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our fiscal quarter ended December 31, 2023, one of our directors entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of this Rule 10b5-1 trading plan in the table below.

Rule 10b5-1 Trading Plans

Maximum
Number
of Securities to
			Scheduled		be Purchased or
	Action	Commencement	Termination		Sold Pursuant to	Covers
	and Date	of Trading	of Trading	Security	the Rule 10b5-1	Purchase
Director/Officer	of Action	Period	Period (1)	Covered	Trading Plan (2)	Or Sale
James Tobin, Chairman of the Board of Directors	Adoption 21-Nov-23	20-Feb-24	30-Dec-24	Common Stock	40,445	Sale

(1)
The plan is subject to earlier termination under certain circumstances specified in the plan, including upon the sale or purchase (as applicable) of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.

(2)
Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages 82 through 113 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

4.6

Indenture, dated as of May 11, 2023, by and between TransMedics Group, Inc. and U.S. Bank Trust Company, National Association (including the form of the 1.50% Convertible Senior Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

4.7	Form of Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

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

10.10#

Form of Incentive Stock Option Agreement under 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

10.11#

Form of Non-Statutory Stock Option Agreement under 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

10.12#

Form of Restricted Stock Unit Award under 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on February 24, 2023).

10.13#	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

10.14#	2019 Cash Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 22, 2019)

10.15#	TransMedics Group, Inc. Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on August 9, 2021)

10.16#	Form of Inducement Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on February 24, 2023).

10.17#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Waleed H. Hassanein, M.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.18#

Executive Retention Agreement, dated as of November 15, 2007, by and among the Registrant and Tamer I. Khayal, M.D. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.19#

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

10.30

Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022)

10.31

First Amendment to Credit Agreement, dated as of May 8, 2023, by and among TransMedics Group, Inc., the lender party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 9, 2023).

10.32

Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on June 29, 2023).

10.33

Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on November 13, 2023).

10.34*++

Assumption Agreement, dated as of December 22, 2023, by Summit Aviation, Inc. and Northside Property Group, LLC in favor of Canadian Imperial Bank of Commerce, as administrative agent and collateral agent for lenders party to the Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent.

10.35

Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., TransMedics, Inc., TransMedics B.V. and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022).

10.36+

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

10.40	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	TransMedics Group Inc. Policy for Recoupment of Incentive Compensation

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicated a management or compensatory plan, contract or arrangement.

+ Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC.

++ Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of such schedules (or similar attachments) to the U.S. Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransMedics Group, Inc.

Date: February 27, 2024	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Waleed H. Hassanein, M.D.	President, Chief Executive Officer, Director	February 27, 2024
Waleed H. Hassanein

/s/ Stephen Gordon	Chief Financial Officer and Treasurer	February 27, 2024
Stephen Gordon

/s/ James R. Tobin	Chairman of the Board of Directors	February 27, 2024
James R. Tobin

/s/ Edward M. Basile	Director	February 27, 2024
Edward M. Basile

/s/ Thomas J. Gunderson	Director	February 27, 2024
Thomas J. Gunderson

/s/ Edwin M. Kania, Jr.	Director	February 27, 2024
Edwin M. Kania, Jr.

/s/ David Weill, M.D.	Director	February 27, 2024
David Weill, M.D.

/s/ Merilee Raines	Director	February 27, 2024
Merilee Raines

/s/ Stephanie Lovell	Director	February 27, 2024
Stephanie Lovell