Form 10-Q
period 2024-03-31
TransMedics Group, Inc.
filed 2024-05-02
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 32,937,296 shares of common stock, no par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, including any acquisitions, joint ventures or strategic investments, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors,” which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report and should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or will occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

i

•
our use of third parties to transport donor organs and medical personnel for our NOP and our ability to maintain and grow our logistics capabilities to support our NOP and reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$350,217	$394,812
Accounts receivable	81,942	63,576
Inventory	48,541	44,235
Prepaid expenses and other current assets	7,606	8,031
Total current assets	488,306	510,654
Property, plant and equipment, net	214,421	173,941
Operating lease right-of-use assets	6,226	6,546
Restricted cash	500	500
Goodwill	11,990	11,990
Acquired intangible assets, net	2,303	2,354
Other non-current assets	85	62
Total assets	$723,831	$706,047
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,225	$12,717
Accrued expenses and other current liabilities	36,852	38,221
Deferred revenue	2,060	1,961
Operating lease liabilities	2,086	2,035
Total current liabilities	50,223	54,934
Convertible senior notes, net	447,835	447,140
Long-term debt, net	59,141	59,064
Operating lease liabilities, net of current portion	7,161	7,707
Total liabilities	564,360	568,845
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 32,851,376 shares and 32,670,803 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	651,161	641,106
Accumulated other comprehensive loss	(182)	(199)
Accumulated deficit	(491,508)	(503,705)
Total stockholders' equity	159,471	137,202
Total liabilities and stockholders' equity	$723,831	$706,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Net product revenue	$61,325	$33,993
Service revenue	35,525	7,561
Total revenue	96,850	41,554
Cost of revenue:
Cost of net product revenue	14,084	7,306
Cost of service revenue	22,804	5,482
Total cost of revenue	36,888	12,788
Gross profit	59,962	28,766
Operating expenses:
Research, development and clinical trials	11,380	5,871
Selling, general and administrative	36,161	24,984
Total operating expenses	47,541	30,855
Income (loss) from operations	12,421	(2,089)
Other income (expense):
Interest expense	(3,598)	(1,091)
Interest income and other income (expense)	3,570	555
Total other expense, net	(28)	(536)
Income (loss) before income taxes	12,393	(2,625)
Provision for income taxes	(196)	(11)
Net income (loss)	$12,197	$(2,636)
Net income (loss) per share:
Basic	$0.37	$(0.08)
Diluted	$0.35	$(0.08)
Weighted average common shares outstanding:
Basic	32,760,190	32,260,267
Diluted	34,678,895	32,260,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$12,197	$(2,636)
Other comprehensive income:
Foreign currency translation adjustment	17	7
Total other comprehensive income	17	7
Comprehensive income (loss)	$12,214	$(2,629)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2023	32,670,803	$641,106	$(199)	$(503,705)	$137,202
Issuance of common stock upon the exercise of common stock options	113,023	2,547	—	—	2,547
Issuance of common stock in connection with employee stock purchase plan	9,506	638	—	—	638
Vesting of restricted stock units	58,044	—	—	—	—
Stock-based compensation expense	—	6,870	—	—	6,870
Foreign currency translation adjustment	—	—	17	—	17
Net income	—	—	—	12,197	12,197
Balances at March 31, 2024	32,851,376	$651,161	$(182)	$(491,508)	$159,471

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2022	32,141,368	$666,277	$(225)	$(478,677)	$187,375
Issuance of common stock upon the exercise of common stock options	378,500	3,574	—	—	3,574
Issuance of common stock in connection with employee stock purchase plan	14,135	384	—	—	384
Stock-based compensation expense	—	3,921	—	—	3,921
Foreign currency translation adjustment	—	—	7	—	7
Net loss	—	—	—	(2,636)	(2,636)
Balances at March 31, 2023	32,534,003	$674,156	$(218)	$(481,313)	$192,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,197	$(2,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	4,302	1,287
Stock-based compensation expense	6,870	3,921
Non-cash interest expense and end of term accretion expense	772	106
Non-cash lease expense	321	191
Unrealized foreign currency transaction (gains) losses	199	(137)
Changes in operating assets and liabilities:
Accounts receivable	(18,407)	(10,962)
Inventory	(5,613)	(3,623)
Prepaid expenses and other current assets	(1,576)	(884)
Other non-current assets	(24)	(54)
Accounts payable	(2,039)	1,028
Accrued expenses and other current liabilities	(49)	3,454
Deferred revenue	108	—
Operating lease liabilities	(496)	(352)
Net cash used in operating activities	(3,435)	(8,661)
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,172)	(927)
Net cash used in investing activities	(44,172)	(927)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,547	3,574
Proceeds from issuance of common stock in connection with employee stock purchase plan	638	384
Net cash provided by financing activities	3,185	3,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173)	73
Net decrease in cash, cash equivalents and restricted cash	(44,595)	(5,557)
Cash, cash equivalents and restricted cash, beginning of period	395,312	201,682
Cash, cash equivalents and restricted cash, end of period	$350,717	$196,125
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$1,215	$317
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,180	$30
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$350,217	$195,375
Restricted cash	500	750
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$350,717	$196,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and, together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group, was incorporated in the State of Delaware in August 1998. The Company is a commercial-stage medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ retrieval, OCS organ management and logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. The Company's logistics services include aviation transportation, ground transportation and other coordination activity.

On August 16, 2023, the Company acquired Summit Aviation, Inc. and Northside Property Group, LLC (together “Summit”). Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled TransMedics to add aviation transportation services to its NOP and become a comprehensive national provider of donor organ retrieval and delivery in the United States.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $350.2 million as of March 31, 2024 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. However, the Company in the future may need to seek additional funding through equity financings, debt financings or strategic alliances. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been made. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

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

Risk of Concentrations of Credit and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2024 and December 31, 2023, the Company had no allowance for credit losses.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% convertible senior notes due 2028 (the "Notes") are carried at the face value less unamortized debt discount and issuance costs on the accompanying consolidated balance sheets, and the fair value of the Notes is presented at each reporting period for disclosure purposes only (see Note 8).

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of March 31, 2024, spare parts inventory of $0.6 million is included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. The Company had no spare parts inventory as of December 31, 2023. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of March 31, 2024 and December 31, 2023, the Company had no allowance for spare parts excess and obsolescence.

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

Foreign Currency Translation

The functional currency of each of the Company’s foreign subsidiaries is the currency of the local country. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled $(0.2) million and $0.1 million, for the three months ended March 31, 2024 and 2023, respectively.

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

The following table summarizes the preliminary allocation of the purchase price (in thousands):

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

Deferred tax liabilities relate to the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of existing deferred tax assets. Therefore, the Company recorded a tax benefit of $1.7 million during the three months ended September 30, 2023 for the release of a portion of its valuation allowance related to the net deferred tax liabilities recorded in purchase accounting.

4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$25,520	$25,823
Work-in-process	4,525	3,806
Finished goods	18,496	14,606
	$48,541	$44,235

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Transplant aircraft	$181,236	$141,855
Flight school aircraft	3,484	3,484
OCS Consoles	15,369	14,491
Manufacturing equipment	7,669	6,898
Computer equipment and software	3,283	3,021
Laboratory equipment	2,344	1,875
Office, trade show and training equipment	4,200	4,006
Leasehold improvements	13,938	13,354
Construction-in-progress	8,397	6,250
	239,920	195,234
Less: Accumulated depreciation and amortization	(25,499)	(21,293)
	$214,421	$173,941

During the three months ended March 31, 2024 and 2023, total depreciation and amortization expense was $4.3 million and $1.3 million, respectively. Construction-in-progress as of March 31, 2024 and December 31, 2023 primarily relates to construction of a commercial aircraft hangar at Bozeman Yellowstone International Airport in Bozeman, Montana. Substantially all of the Company's property, plant and equipment are held in the United States.

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $12.0 million as of March 31, 2024 and December 31, 2023 and related to the Company’s acquisition of Summit. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$121	$2,199
Other	12	110	6	104
		$2,430	$127	$2,303

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$73	$2,247
Other	12	110	3	107
		$2,430	$76	$2,354

Amortization expense is recorded within selling, general and administrative expense. Amortization expense was $0.1 million for the three months ended March 31, 2024. Future amortization expense of the intangible assets as of March 31, 2024 is expected to be as follows (in thousands):

Year Ending December 31,
2024 (nine months)	$152
2025	203
2026	203
2027	203
2028	203
Thereafter	1,339
$2,303

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$16,413	$20,300
Accrued transportation costs	4,902	4,381
Accrued research, development and clinical trials expenses	2,479	1,771
Accrued other	13,058	11,769
	$36,852	$38,221

8. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount of convertible senior notes	$460,000	$460,000
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	460,000	460,000
Debt discount, net of accretion	(12,165)	(12,860)
Convertible senior notes, net of discount and current portion	$447,835	$447,140

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

During the three months ended March 31, 2024, the Company recognized $2.4 million in interest expense related to the 1.50% cash coupon of the Notes and amortization of the debt issuance costs. During the three months ended March 31, 2024, the effective interest rate on the outstanding Notes was approximately 2.1%. As of March 31, 2024, the estimated fair value of the Notes was $506.4 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $52.1 million incurred to purchase the Capped Calls was recorded as a reduction to common stock in the accompanying consolidated balance sheets.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(859)	(936)
Long-term debt, net of discount and current portion	$59,141	$59,064

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC (the “First Amendment”), the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company and CIBC (the “Second Amendment”) and the Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among the Company and CIBC (the “Third Amendment”) (as amended, the “CIBC Credit Agreement”), pursuant to which the Company borrowed $60.0 million.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At the Company’s option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 1.0% if paid on or after 12 months after the closing date but prior to 24 months after the closing date.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of March 31, 2024, the Company was in compliance with all covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $1.1 million, respectively, in interest expense related to the CIBC borrowings. During the three months ended March 31, 2024 and 2023, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.8% and 7.3%, respectively. As of March 31, 2024, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 7.3%.

9. Stock-Based Compensation

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of March 31, 2024, 929,897 shares of common stock were available for issuance under the Amended Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of the Company’s common stock were initially reserved for issuance under the 2019 ESPP. During the three months ended March 31, 2024, 9,506 shares of common stock were issued under the 2019 ESPP and as of March 31, 2024, 255,053 shares of common stock remained available for issuance.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's Board of Directors approved an increase of 500,000 to shares available under the Inducement Plan. As of March 31, 2024, 564,538 shares of common stock remained available for issuance under the Inducement Plan.

Stock Option Activity

During the three months ended March 31, 2024, the Company granted options under the 2019 Plan and the Inducement Plan with service-based vesting for the purchase of an aggregate of 304,976 shares of common stock with a weighted average grant-date fair value of $53.48 per share.

Restricted Stock Unit Activity

During the three months ended March 31, 2024, the Company granted 198,860 restricted stock units under the 2019 Plan and the Inducement Plan with service-based vesting conditions and a weighted-average grant-date fair value of $82.77 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$364	$49
Research, development and clinical trials expenses	878	518
Selling, general and administrative expenses	5,628	3,354
	$6,870	$3,921

As of March 31, 2024, total unrecognized compensation cost related to unvested share-based awards was $73.4 million, which is expected to be recognized over a weighted average period of 2.6 years.

10. Net Income (Loss) per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$12,197	$(2,636)

Denominator:
Weighted average basic common shares outstanding	32,760,190	32,260,267
Effect of dilutive securities:
Options to purchase common stock	1,773,345	—
Restricted stock units	126,797	—
Warrants to purchase common stock	11,379	—
Restricted stock awards	7,184	—
Weighted average dilutive common shares outstanding	34,678,895	32,260,267

Net income (loss) per share:
Basic	$0.37	$(0.08)
Diluted	$0.35	$(0.08)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Convertible senior notes	4,893,848	—
Options to purchase common stock	577,604	3,292,968
Employee stock purchase plan	24,413	13,021
Restricted stock units	1,356	81,293
Restricted stock awards	—	24,315
Warrants to purchase common stock	—	14,440
	5,497,221	3,426,037

11. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory and manufacturing space under two non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2024. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2023.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three months ended March 31, 2024 and 2023, the Company recorded expense of $0.6 million and $0.3 million, respectively, related to these matching contributions.

Indemnification Agreements

In the ordinary course of business, the Company has agreed to defend and indemnify its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets. The Company’s exposure under these indemnification provisions could potentially expose the Company to losses in excess of the amount received under the agreement. In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers.

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 and December 31, 2023.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of March 31, 2024 was $6.0 million.

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

12. Revenue

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended March 31,
	2024	2023
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$4,706	$1,431
Heart total revenue	20,224	12,956
Liver total revenue	66,926	23,114
Total United States OCS transplant revenue	91,856	37,501
All other countries
Lung revenue	960	251
Heart revenue	3,131	3,802
Total all other countries OCS transplant revenue	4,091	4,053
Total OCS transplant revenue	$95,947	$41,554

(1)
Revenue by country is categorized based on the location of the end customer. Total revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $0.9 million for the three months ended March 31, 2024 and none for the three months ended March 31, 2023, is not included in this table.

Significant Customers

Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three months ended March 31, 2024 and 2023, no customer accounted for more than 10% of revenue. As of March 31, 2024 and December 31, 2023, no customer accounted for more than 10% of accounts receivable.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products (reduction of revenue), and payments made to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products (operating expenses). For the three months ended March 31, 2024 and 2023, the Company did not record any adjustments to revenue related to such payments. For the three months ended March 31, 2024 and 2023, the Company recorded $0.3 million and $0.1 million, respectively, to research and development expense related to these costs.

13. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein approximately $0.1 million in total compensation for each of the three months ended March 31, 2024 and 2023, for her services as an employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024 (the “2023 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2023 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval, or PMA, from the FDA for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing and growing our NOP; developing and expanding our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our 1.50% convertible senior notes due 2028, or the Notes, proceeds from the sale of common stock in our public offerings, and revenue from commercial sales of our OCS products and NOP services and clinical trials.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued growth in customer utilization of our products and services. We generated total revenue of $96.9 million and net income of $12.2 million for the three months ended March 31, 2024. We generated total revenue of $241.6 million and incurred a net loss of $25.0 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $491.5 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our logistics capabilities, including aviation transportation, to support our NOP and reduce dependence on third party transportation, including by means of the acquisition of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability on an annual basis. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the Organ Procurement and Transplantation network, or OPTN, including its intent to solicit contract proposals to manage the OPTN, which is currently operated by the United Network for Organ Sharing, or UNOS, under a contract that expired in March 2024. Additionally, in September 2023, the Securing the U.S. Organ Procurement and Transplantation Network Act was signed into law and expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN and specifies that the OPTN shall be operated through awards that are distinct from awards made to support the organization tasked with supporting the networks’ board of directors. The impact that the HRSA initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

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

Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on the customer’s existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ retrieval, OCS organ management and logistics services under our NOP in the United States. With the acquisition of Summit, the purchase of fixed-wing transplant aircraft and the addition of a logistics team, we anticipate increased service revenue from our logistics services.

Prior to the acquisition, Summit derived its revenue primarily from charter flight services. To a lesser extent, Summit also derived revenue from providing flight school training, managing aircraft and other related services. As part of the Summit integration, we have transitioned Summit's charter flight and aircraft management customers to third parties. We do not anticipate generating revenue from charter flights or aircraft management and related services. We are continuing to offer flight school training services. During the three months ended March 31, 2024, service revenue of $0.9 million of flight school training revenue is from Summit's legacy operations and is unrelated to the NOP and organ transplant.

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

All of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the Conformité Européene mark, or CE Mark, certifications for each of our OCS products. As required by Regulation (EU) 2017/745, or the MDR, we received recertification of the CE Mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE Mark in September 2022 for the OCS Liver Console and disposables. We received the CE Mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023. In addition, we received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ retrieval and OCS organ management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. Cost of service revenue also includes $0.8 million of costs from Summit's legacy operations unrelated to the NOP and organ transplant.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our commercial team and personnel in executive, marketing, finance and administrative functions, and recruiting and temporary service fees for such personnel. Selling, general and administrative expenses also include direct and allocated facility-related costs, costs to support the NOP, promotional activities, marketing, conferences and trade show costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services and amortization of sales and marketing-related intangible assets. We expect to continue to increase headcount in our commercial team and increase marketing efforts as we continue to grow commercial sales of our OCS products in both U.S. and select non-U.S. markets.

We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount to support the expected continued sales growth of our OCS products and our NOP.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreement and our Notes as well as the amortization of debt discounts associated with such agreements. In July 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, under which we borrowed $60.0 million. In May 2023, we issued and sold $460.0 million in aggregate principal amount of our Notes.

Interest Income and Other Income (Expense)

Interest income and other income (expense) includes interest income, realized and unrealized foreign currency transaction gains and losses and other non-operating income and expense items unrelated to our core operations. Interest income consists of interest earned on our invested cash balances. Foreign currency transaction gains and losses result from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue:
Net product revenue	$61,325	$33,993	$27,332
Service revenue	35,525	7,561	27,964
Total revenue	96,850	41,554	55,296
Cost of revenue:
Cost of net product revenue	14,084	7,306	6,778
Cost of service revenue	22,804	5,482	17,322
Total cost of revenue	36,888	12,788	24,100
Gross profit	59,962	28,766	31,196
Operating expenses:
Research, development and clinical trials	11,380	5,871	5,509
Selling, general and administrative	36,161	24,984	11,177
Total operating expenses	47,541	30,855	16,686
Income (loss) from operations	12,421	(2,089)	14,510
Other income (expense):
Interest expense	(3,598)	(1,091)	(2,507)
Interest income and other income (expense)	3,570	555	3,015
Total other expense, net	(28)	(536)	508
Income (loss) before income taxes	12,393	(2,625)	15,018
Provision for income taxes	(196)	(11)	(185)
Net income (loss)	$12,197	$(2,636)	$14,833

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$4,706	$1,431	$3,275
Heart total revenue	20,224	12,956	7,268
Liver total revenue	66,926	23,114	43,812
Total United States OCS transplant revenue	91,856	37,501	54,355
All other countries
Lung total revenue	960	251	709
Heart total revenue	3,131	3,802	(671)
Total all other countries OCS transplant revenue	4,091	4,053	38
Total OCS transplant revenue	$95,947	$41,554	$54,393

We also had service revenue unrelated to OCS transplant of $0.9 million for the three months ended March 31, 2024, which consisted of flight school training revenue from Summit's legacy operations.

Revenue from customers in the United States related to OCS transplant was $91.9 million in the three months ended March 31, 2024 and increased by $54.4 million compared to the three months ended March 31, 2023, due to higher sales volumes of our OCS Liver, OCS Heart and OCS Lung disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ retrieval, OCS organ management and logistics services under the NOP in the United States. Establishing the NOP, which launched in late 2021, has allowed us to broaden our customer base and increase utilization of the OCS in organ transplantation. Substantially all of our customers in the United States now participate in the NOP. By adding logistics to our NOP offering in late 2023, we have been able to further increase product and service revenue.

Revenue from customers outside the United States was $4.1 million in each of the three months ended March 31, 2024 and 2023.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $6.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Cost of service revenue increased by $17.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we increased utilization of the NOP. Gross profit increased by $31.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Overall gross margin was 62% and 69% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross margin from 2023 to 2024 was driven primarily by an increase in service revenue, which has a lower gross margin than product revenue. Gross margin from net product revenue was 77% and 79% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross margin was primarily a result of increased costs of certain parts. Gross margin from service revenue was 36% and 27% for the three months ended March 31, 2024 and 2023, respectively, and consisted primarily of organ retrieval, OCS organ management and logistics services under our NOP. The increase in gross margin from services was due primarily to improved efficiency in our NOP service model as a result of the addition of our logistics offering and increased scale.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$5,264	$2,626	$2,638
Laboratory supplies and research materials	2,314	1,151	1,163
Consulting and third-party services	2,007	881	1,126
Clinical trials costs	82	144	(62)
Facility related and other	1,713	1,069	644
Total research, development and clinical trials expenses	$11,380	$5,871	$5,509

Total research, development and clinical trials expenses increased by $5.5 million from $5.9 million in the three months ended March 31, 2023 to $11.4 million in the three months ended March 31, 2024. Personnel related costs increased by $2.6 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $0.9 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Laboratory supplies and research materials costs increased by $1.2 million from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to our increased need for supplies and materials used for development of our next generation OCS and other product development. Consulting and third-party services costs increased by $1.1 million due to development efforts for our next generation OCS program, other product development and digital tools by our external development consultants. Facility related and other costs increased by $0.6 million from the three months ended March 31, 2023 to the three months ended March 31, 2024 due primarily to the increased costs of supporting a larger group of research and development personnel and their development efforts.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$24,387	$14,744	$9,643
Professional and consultant fees	3,765	3,199	566
NOP support	1,962	3,061	(1,099)
Tradeshows and conferences	983	1,355	(372)
Facility related and other	5,064	2,625	2,439
Total selling, general and administrative expenses	$36,161	$24,984	$11,177

Total selling, general and administrative expenses increased by $11.2 million from $25.0 million in the three months ended March 31, 2023 to $36.2 million in the three months ended March 31, 2024 due primarily to increases in personnel related costs and facility related and other costs. Personnel related costs increased by $9.6 million primarily due to the continued expansion of our team to support the growth in our business, as well as an increase in stock-based compensation expense of $2.3 million, due primarily to additional grants to new and existing employees. NOP support costs decreased due to improved efficiency in our NOP service model as a result of the addition of our logistics offering and increased scale. Facility related and other costs increased by $2.4 million due primarily to increased facilities costs and depreciation and amortization expense due to the growth in our business.

Other Income (Expense)

Interest Expense

Interest expense was $3.6 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was due primarily to interest expense on the $460.0 million principal amount of the Notes, which were issued in May 2023.

Interest Income and Other Income (Expense)

Interest income and other income (expense) for the three months ended March 31, 2024 and 2023 included interest income of $3.8 million and $0.5 million, respectively, from interest earned on invested cash balances. Other income (expense) included $0.2 million of realized and unrealized foreign currency transactions losses and $0.1 million of realized and unrealized foreign currency transactions gains during the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and clinical trials. On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting debt issuance costs of $14.6 million, and purchases of Capped Calls of $52.1 million, were $393.3 million. At March 31, 2024, our principal source of liquidity was cash of $350.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(3,435)	$(8,661)
Net cash used in investing activities	(44,172)	(927)
Net cash provided by financing activities	3,185	3,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173)	73
Net decrease in cash, cash equivalents and restricted cash	$(44,595)	$(5,557)

Operating Activities

During the three months ended March 31, 2024, operating activities used $3.4 million of cash, primarily resulting from net cash used by changes in our operating assets and liabilities of $28.1 million, partially offset by our net income of $12.2 million and net non-cash charges of $12.5 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of an increase in accounts receivable of $18.4 million, an increase in inventory of $5.6 million, a decrease in accounts payable and accrued expenses and other current liabilities of $2.1 million and an increase in prepaid expenses and other current assets of $1.6 million.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities of $44.2 million consisted of purchases of property, plant and equipment, including an increase of $39.4 million in transplant-related aircraft.

During the three months ended March 31, 2023, net cash used by investing activities of $0.9 million consisted of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $3.2 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $2.5 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $0.6 million.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At our option, we may prepay borrowings outstanding under the CIBC Credit Agreement, subject to a prepayment fee of 1.0% if paid after 12 months but prior to 24 months after the closing date. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of March 31, 2024, we were in compliance with all covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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

We may need to raise additional funding, which might not be available on favorable terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2023 Form 10-K.

Material Contractual Obligations

There have been no material changes to our cash requirements from those disclosed in our 2023 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2023 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 2, 2024	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Stephen Gordon
Stephen Gordon
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)