Form 10-K
period 2024-12-31
TransMedics Group, Inc.
filed 2025-02-27
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, based on the last reported sale price of the registrant’s common stock of $150.62 per share was $4,870 million. As of January 31, 2025, the registrant had 33,662,363 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders scheduled to be held on May 22, 2025, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024, are incorporated by reference into Part II and Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report and should not be relied upon as predictions of future events. Factors or events that could cause our actual results to differ may emerge from time to time, and we are not able to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by applicable law.

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
•
that we may not be able to sustain profitability;
•
our need to raise additional funding and our ability to obtain it on favorable terms, or at all;
•
our ability to use net operating losses and research and development credit carryforwards;
•
that we have identified a material weakness in our internal control over financial reporting, and that we may identify additional material weaknesses in the future;
•
our dependence on the success of the Organ Care System, or OCSTM;
•
our ability to expand access to the OCS through our National OCS Program, or NOPTM;
•
our ability to improve the OCS platform, including by developing the next generation of the OCS products or expanding into new indications;
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
•
our use of third parties to transport donor organs and medical personnel for our NOP and our ability to maintain and grow our logistics capabilities to support our NOP to reduce dependence on third party transportation, including by means of attracting, training and retaining pilots, and the acquisition, maintenance or replacement of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
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
•
our ability to protect, defend, maintain and enforce our intellectual property rights relating to the OCS and avoid allegations that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of third parties;
•
the pricing of the OCS, as well as the reimbursement coverage for the OCS in the United States and internationally;
•
regulatory developments in the United States, European Union and other jurisdictions;
•
the extent and success of competing products or procedures that are or may become available;
•
our ability to service our 1.50% convertible senior notes, due 2028, or the Notes;
•
the impact of any product recalls or improper use of our products;
•
our estimates regarding revenue, expenses and needs for additional financing.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “TransMedics,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to TransMedics Group, Inc. and its consolidated subsidiaries.

Item 1. Business.

Overview

We are a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our NOP, an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. Our logistics services include aviation transportation, ground transportation, and other coordination activity. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval, or PMA, from the FDA, for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

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

We developed the NOP to provide additional capabilities to transplant centers for the complicated organ procurement process that often requires resources and logistics beyond a transplant center’s existing capabilities and capacity, thereby limiting the number of organs the transplant center may be able to retrieve. Our NOP provides an end-to-end service offering delivering organs from anywhere in the United States on-demand directly to transplant centers leveraging our proprietary OCS technology, trained organ procurement surgeons and clinical specialists, and specially designed and dedicated air and ground transport logistics network. Our end-to-end service offering is necessary to ensure: (i) the successful execution of procuring and delivering healthy organs; (ii) the availability of the necessary surgical and clinical resources; (iii) that the highest transportation safety standards are met; (iv) the sharing of cost efficiencies and reducing cost burden of DCD donors that do not progress to become donors; and (v) the increased access to donor organs that are historically unutilized, all of which combine to make certain that TransMedics is able to provide the highest quality of service to transplant recipients, increasing the likelihood of success in the transplant process for each individual, and ultimately increasing the number of organs transplanted each year in the United States. Since 2023, we have offered logistics services through our NOP, including aviation transportation, ground transportation, and other coordination activity that is capable of arranging procurement missions on limited notice and at various hours of the day. Our NOP provides transplant centers with the ability to utilize the OCS to procure and transplant more organs for their patients than they would otherwise be able to do without increasing their own staff.

In August 2023, we acquired Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled us to add aircraft transportation services to our NOP and become a comprehensive national provider of donor organ procurement and delivery in the United States. We have also acquired 21 fixed-wing aircraft to transport donor organs as part of the services offered under our NOP. We intend to acquire additional fixed-wing aircraft as we scale our fleet of aircraft to reduce our dependence on third party transportation providers.

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

Our corporate headquarters, manufacturing and clinical training facilities are located in Andover, Massachusetts. We also have a geographically distributed team in the United States supporting our NOP and a designated maintenance hub for our aircraft in Dallas, Texas. We have additional distribution and commercial operations in Europe. As of December 31, 2024, we had 728 employees, most of whom were full-time and located in the United States. We generated $441.5 million, $241.6 million and $93.5 million of total revenue during the years ended December 31, 2024, 2023 and 2022, respectively, representing year-over-year growth of 82.7% and 158.5% in 2024 and 2023, respectively. Our business model is characterized by a high level of recurring revenue, which is derived primarily from sales of our single-use, organ-specific disposable sets that are required for each transplant using the OCS as well as services provided to transplant centers by our NOP.

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

•
National OCS Program

We developed our NOP to provide transplant programs with a more efficient process to procure donor organs with the OCS. As we expect the number of transplants to increase and the procurement distance to extend, we believe the field will need alternatives to the previous model in which the recipient transplant center sends its team to the donor site for procurement. Our NOP provides a turnkey solution that leverages the technical advantage of the OCS and provides transplant centers with a more efficient way to increase their volume of transplants without significantly increasing resources.

•
Transportation Logistics of the NOP

Transporting organs, clinical staff and medical technology in the field of organ transplant is very challenging. Donor organs may become available at almost any hospital at any time. The donor organ must be retrieved and transported to allocated recipients in a timely manner while protecting the organ from ischemic injury. The donor site may not be easily accessible and the distance to travel from donor to recipient may be very long. The expansion of our NOP to provide our own transportation logistics services, including 100% owned and operated private aircraft dedicated to organ procurement, further improves the efficiency of utilizing the NOP as a complete solution for organ procurement.

•
Significant body of strong clinical evidence

In order to receive FDA approval for our PMA products, we have conducted clinical trials with large numbers of patient participants, with the results of these trials published in leading medical journals. We also continue to collect clinical data through post-market registries for all of our products and plan to continue to provide the scientific results of these registries to the clinical user community. We expect to continue to build new clinical evidence through new programs to demonstrate the clinical value of product enhancements.

•
Strong relationship with the clinical transplant community

The transplant community is highly concentrated in the leading academic medical centers around the world. We have developed strong clinical relationships with many of these centers through their participation in our clinical trials and their commercial utilization of our products and services. In addition, many transplant surgeons at our clinical trial or commercial customer locations may have moved to new centers, bringing their OCS experience with them and allowing our relationships to grow to these new centers.

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
•
proprietary software-controlled, miniaturized, electromechanical system with universal power supply and hot-swappable batteries to maximize portability and travel distance for organ procurement;
•
proprietary wireless monitor and control software to provide an intuitive user interface for monitoring critical organ function; and
•
customized carbon fiber OCS console structure to reduce the overall weight of the system and maximize portability.

Key Advantages of the OCS Platform

We believe the OCS platform provides significant benefits relative to cold storage:

•
Significant reduction in ischemia

Decreases current time and distance limitations on organ transport while also increasing the previously limited time period for procurement during which high quality transplant outcomes can reliably be obtained. This maximizes organ utilization and enables increased access to organ transplantation, while also meaningfully improving post-transplant outcomes.

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
•
Grow our NOP, a turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs with a more efficient process to procure donor organs with the OCS. Our NOP leverages our clinical, logistical and transportation capabilities to provide access to and use of the OCS for transplant centers throughout the United States. Since its inception in 2021, the NOP has accelerated adoption of the OCS, and we believe this program has the potential to maximize utilization of donor organs for transplantation and, by standardizing the quality of use of the OCS, deliver better clinical outcomes.
•
Develop the next generation OCS technology platform to improve user experience and facilitate our NOP. We are developing the next generation multi-organ platform to improve the usability, incorporate new technology and automation, and facilitate the use of OCS in our NOP. In 2025, we expect the initial next generation OCS improvements in the OCS Lung and OCS Heart products to be introduced to the clinical setting through the enrollment of several new clinical trials.
•
Expand internationally by accessing national reimbursement for OCS in key European countries. We have begun to add resources in Europe focused on commercial expansion and market access. We believe international expansion will be an additional growth driver for us in the long-term.

Commercialization

We commercialize our products through two channels: our NOP and a direct acquisition model. Our NOP enables transplant centers to outsource the organ procurement, OCS perfusion management and transplant logistics process to our trained organ procurement surgeons, clinical specialists and transplant and logistics coordinators using our OCS products. Our offering allows the transplant center to focus their internal resources on the transplant surgery and patient care. Utilizing our NOP saves the transplant center from investing in additional resources to support higher volumes and longer distance procurements. Since the launch of the NOP, our sales of the OCS have primarily been through the NOP.

Our direct acquisition model is provided to transplant centers to train their own teams for organ procurement and OCS perfusion management on the OCS. Customer users are certified on the use of OCS at our training facility. Customers in the direct acquisition channel keep inventory of OCS disposables available and order replenishment as they are used. All of our international customers and a small number of our U.S. customers purchase our OCS products through the direct acquisition model.

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

Medicare and private payors provided reimbursement for the OCS Lung, OCS Heart and OCS Liver during the U.S. pivotal trials and have provided reimbursement for the OCS Lung, OCS Heart and OCS Liver following their FDA approvals. This has established a history of billing precedent. We believe these established methods will continue to facilitate commercial reimbursement for the OCS Lung, OCS Heart and OCS Liver. Reimbursement outside of the United States follows a similar overall structure; however, reimbursement decisions are required in each individual country and may require national health systems to review and approve OCS reimbursement for each organ-specific product. Currently, there are a few areas of national reimbursement for use of OCS for transplant. Most notably, reimbursement is in place in the UK and the Netherlands for DCD heart transplant. However, most national healthcare systems do not reimburse transplant centers for the use of the OCS and additional reimbursement in international markets may require us to undertake additional clinical studies. Some international hospitals using the OCS currently pay for the OCS from their hospital budget or charitable funds. We are in the process of seeking long-term reimbursement for our OCS products in several jurisdictions.

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

As of December 31, 2024, our owned and licensed patent portfolio consisted of approximately 430 issued patents and pending patent applications worldwide, including in the United States, Australia, Europe, Canada, China, Israel, New Zealand and Japan. Our owned portfolio includes patents and applications related to one or more of the OCS Lung, OCS Heart, OCS Liver and solutions. In the United States, our owned portfolio includes about 53 issued patents and 12 pending applications. Outside the United States, our owned portfolio includes about 313 issued patents and 52 pending applications. Issued patents in our portfolio are expected to expire between 2025 and 2038, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. If granted, the pending U.S. and foreign patent applications in our portfolio are expected to expire between 2025 and 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2024, our patent portfolio relating to the OCS Lung or lung transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a lung ex vivo using both perfusion and ventilation. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Ireland, Israel, Italy, Japan, Hong Kong, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and under the Patent Cooperation Treaty. These patents, and any patents issued from pending patent applications, are expected to expire in 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2024, our patent portfolio relating to the OCS Heart or heart transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a heart ex vivo. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2038, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Heart, U.S. Patent No. 7,651,835, which, if granted, would expire in 2032.

As of December 31, 2024, our patent portfolio relating to the OCS Liver or liver transplantation technology includes a family of issued and pending patent applications with claims that are generally directed to certain systems, including perfusion circuits for perfusing a liver ex vivo. Such patents are issued in the United States, Austria, Australia, Belgium, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and applications are pending in the United States, Australia, Canada, Israel and Japan. This patent and any patents issued from pending patent applications are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. We have requested patent term extension for one patent relating to the OCS Liver, U.S. Patent No. 10,076,112, which, if granted, would expire in 2035.

As of December 31, 2024, our patent portfolio relating to the OCS Solutions or other solutions for transplantation systems includes families comprised of patents and patent applications with claims that are generally directed to compositions of certain perfusion fluids. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden and United Kingdom, and patent applications are pending in the United States, Canada, China, Europe and Hong Kong. These patents, and any patents issued from pending patent applications, are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

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

Warm perfusion preservation for solid organ transplant is an emerging alternative designed to address the limitations of cold storage and cold perfusion. In warm perfusion, the organs are functioning and metabolically active. We are aware of only two other companies providing warm perfusion systems, OrganOx Limited and XVIVO Perfusion AB, both of which offer single-organ warm perfusion systems for the liver and lung, respectively. We also compete with other cold preservation devices in this industry, such as those from Paragonix Tecchnologies, Inc. Paragonix Technologies was acquired by Getinge in September 2024.

We believe that our principal competitive factors include:

•
strong clinical evidence from large trials demonstrating safety, effectiveness and clinical benefits;
•
superior technology;
•
our NOP, including clinical service and logistics services;
•
regulatory approvals for broad clinical indications of use;
•
ease of integration into current organ procurement workflow, including system portability across all modes of transportation;
•
platform capabilities designed to support multiple organ transplant programs;
•
brand recognition among leading transplant programs worldwide;
•
established clinical relationships and a core of committed clinical users;
•
commercial reimbursement; and
•
sophisticated clinical training and support program to users worldwide.

Research, Development and Clinical Trial Operations

Our research, development and clinical trial operations function consists of a dedicated clinical trial team that has trial management, data collection and biostatistics expertise. Our product engineering function consists of multi-disciplinary engineering teams that have electrical, mechanical, systems and software engineering expertise. Our regulatory function includes a team with both U.S. and international medical device regulatory expertise and is supported by senior FDA regulatory advisors and outside legal counsel. For the years ended December 31, 2024, 2023 and 2022 our research, development and clinical trials expenses were $56.0 million, $36.1 million and $26.8 million, respectively.

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

Manufacturing and Supply Chain Operations

We design and assemble our OCS Consoles and disposable OCS Perfusion Sets at our facility in Andover, Massachusetts. We believe this facility’s capacity is sufficient to cover the next several years of forecasted demand. We utilize two assembly shifts and we have the ability to add additional shifts to the cleanroom to further increase production capacity. We manufacture our sterilized disposable OCS Perfusion Sets in an ISO class 7 cleanroom. We source many of the components for the OCS Console and OCS Perfusion Sets from third-party suppliers that are required to manufacture and test them according to our specifications. We purchase some of the components of the OCS Console and OCS Perfusion Set from single-source suppliers and, in a few cases, sole-source suppliers. We rely on third parties to sterilize our products prior to sale.

We source the OCS Solutions using our proprietary formulas from third-party suppliers. Fresenius is our single-source supplier of OCS Solutions for the OCS Lung and OCS Heart. Our agreement with Fresenius for the supply of OCS Lung Solution had an original term through April 2024 and was automatically extended for an extension term through April 2026. Upon expiration of the extension term, the agreement will continue to extend for subsequent periods of 24 months each, unless terminated by either party at least 12 months prior to the end of the then-current extension term. We may also terminate this agreement with 12 months’ notice if we request that Fresenius qualifies a second manufacturing plant or qualifies a reputable third party to manufacture the OCS Lung Solution and Fresenius fails to respond to this request. Our agreement with Fresenius includes an obligation to meet certain annual minimum purchase commitments based upon rolling order forecasts that we provided to Fresenius in accordance with this agreement. Our agreement with Fresenius for the supply of OCS Heart Solution has one-year evergreen terms, terminable by either party at least 12 months prior to the end of the then-current term.

Our supply chain and operations team includes supply chain procurement and planning, production and test employees, sustaining engineers, manufacturing engineers and field service technicians.

Product Regulation

Our OCS products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable international authorities including, but not limited to, those in the European Union.

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

In addition to U.S. regulations, we are subject to a variety of regulations in the European Union and other countries, governing medical devices, clinical investigations and commercial sales and distribution of our products. Regardless of whether we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain the relevant authorizations/approvals before commencing clinical trials/investigations and to obtain the necessary authorizations, approvals or certifications of our products under the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials/investigations or commercialize our products in those countries. In the European Union, the manufacturer of a medical device must affix a Conformité Européene mark, or CE mark, after the device in question has successfully passed a conformity assessment to establish its safety and device characteristics. The CE mark allows the device to be placed on the market anywhere in the EU and additional Member States of the European Economic Area, or EEA, (i.e., Norway, Lichtenstein and Iceland). The CE mark is also recognized in Turkey and, for a limited transitional period following the UK’s withdrawal from the European Union, referred to as Brexit, in the United Kingdom.

The authorization/approval processes for devices outside the European Union will vary from country to country and the time may be longer or shorter than that required for FDA clearance or approval or CE marking.

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

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master record, device history file, and complaint files. By February 2, 2026, we are required to transition to the Quality Management System Regulation, or QMSR, that FDA issued in 2024 and that incorporates by reference the international standard specific for medical device quality management systems set by the International Organization for Standardization ISO 13485:2016.

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

Regulation of Medical Devices in the European Union

In the European Union, our products are regulated as medical devices. Regulation of medical devices in the European Union is harmonized through Regulation (EU) 2017/745, or the MDR, which repealed and replaced Directive 93/42/EEC on medical devices, or the MDD, with effect from May 26, 2021.

The national competent authorities in each member state oversee and enforce compliance with the standards set out in the MDR against relevant economic operators (including device manufacturers, importers, authorized representatives and distributors). Under the MDR, national competent authorities can inform other national competent authorities, the European Commission and Notified Bodies, as applicable, of certain non-compliances.

Under the MDR, a medical device placed on the market in the European Union must meet the applicable General Safety and Performance Requirements, or GSPRs, laid down in Annex I of the MDR. Similar to the U.S. system, medical devices are classified into one of four classes based on risk: I, IIa, IIb and III, with class I representing the lowest risk products and class III the highest risk products. One of the most fundamental GSPRs is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others (provided that any risks posed are acceptable when weighted against the benefits). In addition, the GSPRs include (but are not limited to) that the device must achieve the performances intended by the manufacturer, be designed, manufactured and packaged in a suitable manner and the manufacturer must establish, implement, document and maintain a risk management plan. The European Commission has adopted various standards applicable to medical devices, referred to as harmonized standards. While not mandatory, compliance with these harmonized standards is often viewed as the easiest way to satisfy the GSPRs as a practical matter. Compliance with a harmonized standard developed to implement a GSPR also creates a rebuttable presumption that the device satisfies that essential requirement. To date, the European Commission has harmonized a limited number of standards, including, for example, standards of sterilization, biological evaluation, the quality management system, etc. but will continue to harmonize more standards going forward.

To demonstrate compliance with the GSPRs, medical device manufacturers must undergo a conformity assessment procedure, the specifics of which vary according to the type of medical device and its classification. Conformity assessment procedures involve an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed.

For all medical devices other than low risk devices (i.e., Class I non-sterile, non-measuring devices), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations which audit and examine a product’s technical dossier and the manufacturer's quality system. If satisfied that the relevant medical device conforms to the relevant GSPRs, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then affix the CE mark to the device, which allows the device to be placed on the market throughout the European Union (and by extension the European Economic Area). Once the device has been placed on the market in the European Union, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with its use. The notified body has ongoing audit rights and must be notified of all significant changes to the device.

All of our medical devices that were previously certified under the MDD, including OCS Heart, OCS Lung, and OCS Liver systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives, have been recertified under the MDR.

Clinical Investigations

Clinical evidence is required for the conformity assessment of most medium and high risk devices. In some cases, a clinical investigation may be required to support the CE marking of a device. All clinical investigations involving medical devices must comply with the relevant requirements of the MDR, EU member state requirements, and current good clinical practices defined in harmonized standards and guidance documents. Clinical investigations for medical devices cannot proceed without a positive opinion of an ethics committee and notification to the relevant national competent authorities. Both national competent authorities and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

Post-marketing Requirements

In the European Union, we are currently required to comply with strict post-marketing obligations. These include obligations to have in place quality management, post-market surveillance and vigilance systems. These requirements include that the manufacturer must report to the relevant national competent authorities any serious incident involving devices made available on the market and any field safety corrective action in respect of devices made available on the market or undertaken in a third country in relation to a device made available on the market. Additionally, the manufacturer of high risk devices must submit periodic safety update reports to its notified body and manufacturers of lower risk devices must maintain periodic safety update reports as part of the technical documentation for their products.

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

Since May 26, 2021, the MDR has applied throughout EU and Northern Ireland. As the MDR took effect after the UK left the European Union, it was not retained and therefore does not apply in Great Britain (England, Wales and Scotland).

In the United Kingdom medical devices are regulated under the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), or the UK MDR, which give effect to the MDD and associated EU legislation which has since been repealed and replaced in the European Union by the MDR.

This means that the route to market of medical devices in Great Britain is based on the requirements derived from pre-existing directly applicable EU legislation prior to the UK’s exit from the EU. Despite the MDR not applying in Great Britain, the UK MDR provides a transitional period that allows manufacturers to place devices CE marked under the MDR (including their relevant transition periods), on the market in Great Britain potentially up until June 30, 2030, depending on the class of device.

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
•
medical device manufacturers based outside the UK who wish to place a device on the Great Britain market need to appoint a single UK Responsible Person for all devices who will act on their behalf to carry out specified tasks, such as registration. We have appointed a UK Responsible Person for our devices in the UK;
•
the EU no longer recognizes UK Notified Bodies and UK Notified Bodies are not able to issue CE certificates. (Following Brexit, certificates issued by our UK notified body (BSI UK) were no longer recognized for CE marking purposes. BSI Netherlands thus reissued the certificates that allow CE marking of the OCS products); and

•
UK Notified Bodies can apply to be designated as UK Approved Bodies. UK Approved Bodies can issue UKCA marking certificates.

The UK Government recently proposed new post-market surveillance legislation and is currently consulting on proposed changes to pre-market medical device regulation under the UK MDR 2002.

Clinical Investigations

In order to demonstrate compliance with the essential requirements of the UK MDR and the GSPRs of the MDR, and in order to justify the application of UKCA/CE/CE UKNI marking, it will sometimes be necessary for the manufacturer of the device to provide clinical data with which to substantiate claims made for that device. This may involve the need for a specifically designed clinical investigation to:

•
verify that under normal conditions of use the performance characteristics of the device are those intended by the manufacturer; and
•
determine any undesirable side-effects and to assess whether these are acceptable risks when weighed against the intended performance of the device.

If such an investigation is necessary, and will be conducted in the UK, the manufacturer must submit a notification to the MHRA before the investigation is due to begin, and such a clinical investigation may only proceed provided no grounds for objection are raised by the MHRA within the statutory review time constraint. The manufacturer must also obtain ethics committee approval for the investigation.

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

The MHRA Enforcement of Medical Device Regulations in the UK

To ensure that medical devices placed on the market and put into service in the UK meet applicable regulatory requirements the MHRA will:

•
conduct risk-based assessments of all allegations of non-compliance brought to their attention;
•
monitor the activity of UK Approved Bodies designated by MHRA to assess the compliance of manufacturers; and
•
investigate medical devices as a result of adverse incident reports or intelligence indicating a potential problem.

If the MHRA considers that a person or company has committed a serious offense by failing to comply with applicable regulations or the conditions of a notice issued then a person/company may be subject to prosecution.

UK Regulations Applicable to Organs Intended for Transplantation

The standards for the quality and safety of organs for transplantation has been enacted into UK law through The Quality and Safety of Organs Intended for Transplantation Regulations 2012, as amended. This Regulation provided for the establishment of a competent authority for the regulation of organ transplantation, the Human Tissue Authority, or the HTA. The HTA has published the “The Quality and Safety of Organs Intended for Transplantation: a documentary framework” which details mandatory requirements as well as guidance on how those requirements may be met. While we are not directly affected by this regulation and guideline, our UK customers are, and our products may either help or impede their compliance with this regulation.

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
clinical trials/investigations;
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

The time required to obtain marketing authorization in foreign countries may be longer or shorter than that for FDA approval or clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements. We received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

Adverse events and potential adverse events are monitored closely by regulatory authorities. For example, if, as a result of manufacturing error, the efficacy of our products does not meet the standards claimed in the accompanying instructions for use, regulatory authorities could prevent our products from being placed on the market.

Internationally, the regulatory requirements relating to product defects may vary. A regulatory authority in a specific country may request or require a product recall while others may not.

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

The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA (and, post-Brexit, the UK to the U.S., has led to increased scrutiny on data transfers from the EEA (and UK) to the U.S. generally and may increase our costs of compliance with data privacy legislation due to the requirement to enter into EU Standard Contractual Clauses (or, in case of the UK personal data, the UK Addendum to EU Standard Contractual Clauses or the IDTA) and further extra steps set out above. In July 2023, the European Commission announced that it had adopted its adequacy decision on the EU-US transfers of personal data - the new Data Privacy Framework, or EU-US DPF, which became effective in July 2023. Under the EU-US DPF, it is possible to transfer EEA personal data freely to the US recipient that has self-certified under the EU-US DPF regime, although this may be challenged in the European Union Court of Justice by EU based privacy advocates.

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

Human Capital Management

Our human capital strategy is comprehensive and leverages our work practices and collaborative culture. As of December 31, 2024, we employed 728 people globally, most of whom were full-time employees.

Our Culture

We strive to foster a global, engaging, and safe work environment where employees want to grow their careers. Our workforce consists of individuals from countries all over the world, representing many different faiths, languages, backgrounds, and cultures. We want our employees to feel welcome and comfortable in our organization and feel that they are supported in growing their career. We promote understanding of our mission, vision, and values and create strong relationships with our employees through various engagement and career development initiatives. For example, we hold quarterly Town Hall meetings with all employees to provide them with an open forum to ask questions, voice any concerns, and provide input on our corporate goals and vision for the future.

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

Talent Attraction, Retention, and Development

We seek exceptionally talented and dedicated people to join our team to help shape both our future and the future of transplant medicine. The focus of our recruitment efforts has been centered on finding talent for the NOP, our engineering, manufacturing, and supply chain operations, and in the field of logistics and aviation, including logistics coordinators, pilots and aviation mechanics. We aim to hire people with the right skill sets, growth mindset, and work ethic to drive business results and help us achieve our goals. We provide relocation benefits to eligible employees whom we request to move in connection with their employment with the objective of attracting and deploying top talent.

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

As of December 31, 2024, our outstanding principal balance of long-term debt under our credit agreement with Canadian Imperial Bank of Commerce, or CIBC, was $60.0 million, which we refer to as the CIBC Credit Agreement. Our payment obligations under the CIBC Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the CIBC Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance our indebtedness under the CIBC Credit Agreement, which is repayable in equal monthly installments starting in July 2026 until its maturity in July 2027.

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

We may not be able to sustain profitability.

In recent years, we have incurred significant operating losses and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued customer utilization of our NOP. We generated net income of $35.5 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $468.2 million.

Our efforts to grow our business have been and may continue to be costlier than we expect. If our operating and capital expenditures are greater than we expect and if our revenue growth is not sufficient to support these expenditures, we will not be able to sustain profitability. We expect our operating and capital expenditures will continue to increase for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including growing our NOP; acquiring and maintaining additional aircraft to support aviation transportation; growing our commercial team, which will pursue increasing commercial sales of our OCS products; scaling our manufacturing operations; continuing research and development for our next generation OCS products, including conducting clinical trials for our next generation OCS products; and seeking regulatory clearance for new products and product enhancements, including new indications, in both the U.S. and select non-U.S. markets. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
revenue generated from our NOP services and sales of our OCS Consoles, OCS Perfusion Sets and OCS Solutions;
•
the costs and expenses of expanding our U.S. and non-U.S. commercial infrastructure and our manufacturing operations;

•
the extent to which our OCS products are adopted by the transplant community;
•
the ability of our customers to obtain adequate reimbursement from third-party payors for procedures performed using the OCS products;
•
the costs incurred in our efforts to operate and grow our NOP, including the costs and timing of growing our logistics capabilities, inclusive of acquiring and maintaining current and additional aircraft for our aviation transportation services;
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

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $404.1 million, which may be available to offset future taxable income, of which $204.6 million of the total NOL carryforwards expire at various dates through 2037, while the remaining $199.5 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, we had state NOL carryforwards of $349.6 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $13.2 million and $8.3 million, respectively, which may be available to offset future tax liabilities. Our U.S. federal research and development tax credit carry forwards expire at various dates through 2044. A material portion of these NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs, its research and development credit carryforwards and its disallowed interest expense carryovers to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Our NOLs and credits may also be impaired under state law. For these reasons, if we determine that an ownership change has occurred or in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers incurred prior to 2019.

Furthermore, our ability to utilize our NOLs or credits is conditioned upon our maintaining profitability and generating U.S. federal and state taxable income. As described above, prior to 2024, we incurred significant net losses since inception; and therefore, we do not know whether we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards. Under the Tax Cuts and Jobs Act, or TCJA, NOLs arising in taxable years beginning after December 31, 2017 will not be subject to expiration. In addition, the deduction for NOLs in any taxable year is limited to 80% of annual taxable income in respect of NOLs generated during or after 2018. The TCJA also reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the potential economic benefit of our NOLs and other available deferred tax assets.

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

We have developed the NOP, an innovative turnkey solution to provide outsourced organ procurement and OCS perfusion management, to provide transplant programs with a more efficient process to procure donor organs with the OCS. We believe the NOP will continue to expand access and use of the OCS. However, continued operations of our NOP depend on recruiting, training and retaining qualified surgeons, clinical specialists, pilots, and other personnel and establishing and maintaining effective coordination with transplant centers and regional Organ Procurement Organizations to locate donor organs and recipients. We may not be able to continue to recruit, train and retain qualified personnel, including due to demand for their capabilities and competitive compensation offered by other employers. In order to recruit, train and retain such highly qualified employees, we also may need to increase the level, or change the form or composition, of the compensation that we pay to them, which would increase our expenses.

In addition to our own surgical and clinical personnel, we utilize a network with a limited number of partners for organ procurement, organ preservation and transportation services offered through our NOP. If any of these relationships are interrupted or terminated, or if one or more partners are unable or unwilling to fulfill their obligations for any reason, NOP services to our customers may be interrupted. We also may not be able to identify or negotiate with additional partners on terms that are commercially reasonable to us. The interruption or failure to retain or replace partners for our NOP would negatively impact our operations and financial results. Furthermore, the expenses incurred by us to customers who participate in our NOP are dependent on many different market dynamics, including the cost of fuel and other transportation costs. Additional expenses incurred by our NOP could adversely affect our business, gross margin, financial condition, operating results, cash flows and prospects.

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

We depend heavily on the success of the OCS and it gaining additional market acceptance as well as the success of the next generation OCS. If we are unable to continue to successfully commercialize the OCS or the next generation OCS, our business may fail.

We have invested substantial efforts and financial resources in the development of the OCS, educating surgeons, transplant centers, Organ Procurement Organizations and private and public payors of the benefits of the OCS, providing services related to the OCS and developing and operating our NOP. Although we have received PMA approvals from the FDA for each of our three OCS products, we might not be able to continue to successfully commercialize the OCS for these approved indications or obtain approvals for additional indications or in additional jurisdictions on our planned timing or at all. Our ability to generate product revenue and remain profitable depends primarily on sales of OCS Perfusion Sets and OCS Solutions, which we refer to collectively as disposable sets. Our assumptions regarding demographic trends, donor organ availability and the use of transplantation as a treatment for end-stage organ failure may prove to be incorrect.

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

Surgeons, transplant centers and private and public payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. The cost of the OCS significantly exceeds the cost of cold storage preservation. In addition, our international customers and some U.S. customers use a direct acquisition model pursuant to which transplant centers train their own teams for organ procurement and OCS perfusion management using the OCS rather than utilizing our NOP. Surgeons may not be willing to undergo training to use the OCS, may decide the OCS is too complex to adopt without appropriate training and may choose not to use the OCS, which may limit the adoption of the OCS under the direct acquisition model. Further, the OCS replaces a decades-old standard of care and the NOP has significantly expanded service offerings available to transplant centers for the complicated organ procurement process that often requires resources and logistics beyond a transplant center’s existing clinical capabilities and capacity. As a result, we may face opposition from industry participants reluctant to change. An activist short seller published a disparaging report about our business, which may impact our reputation in the market and deter surgeons and transplant centers from adopting the OCS or utilizing our NOP. In addition, this activist short seller has submitted a petition to the FDA, requesting that the FDA suspend the PMA approval for the OCS and take other adverse actions related to the OCS, and in particular the OCS Liver, due to alleged off-label use of the device. We have responded to this petition, stating both legal and factual bases for rejection. Even if the FDA rejects the petition, the petition may nonetheless impact how surgeons, patients and transplant centers perceive the safety and efficacy of our OCS products, which would have a material adverse effect on our business, financial condition, results of operations and prospects, as well as harm our reputation. Based on these or other factors, transplant center program directors, Organ Procurement Organizations and private and public payors may decide not to use OCS. In addition, adoption of the OCS may be constrained by the capacity of individual transplant centers to perform transplants due to factors such as the number of its surgeons trained on the use of the OCS. As a result, demand for the OCS could be materially lower than we expect it to be, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Since our acquisition of Summit, an aviation business, in 2023, we have separately acquired 21 fixed-wing aircraft, and intend to acquire additional fixed-wing aircraft, that will be operated as part of our NOP. In addition, in August 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life. Utilization of these acquired assets may be complex, costly and time consuming and we may face unanticipated issues, expenses and liabilities. We may not successfully or profitably utilize newly acquired assets or integrate, operate, maintain and manage any newly acquired operations or employees. Further development of the assets we acquired from Bridge to Life, or the Bridge to Life Assets, have and will continue to require extensive clinical development, management of nonclinical, clinical and manufacturing activities. In addition, we may decide that only certain of the acquired technology is useful for the next generation of the OCS, or that integration of the acquired technology is not feasible or is too costly.

We have a limited history of providing aviation transportation services and we continue to depend on certain members of the former management team of Summit for the successful operation and integration into our NOP services offering. Even if we are able to utilize the Bridge to Life Assets and fully realize the benefits of our acquisition of Summit, we may not realize the expected benefits of other future transactions. We may review additional acquisition, joint ventures and strategic investment opportunities to expand our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. We may not be able to identify suitable candidates or consummate future transactions on favorable terms. If required, the financing for future transactions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. The purchase price for some acquisitions or joint ventures interests may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business or joint venture exceeds such operating results, then we may incur additional charges and be required to pay additional amounts. Our failure to successfully utilize any acquired assets, complete the integration of any acquired business, including retention of key employees, customers and strategic partners, achieve the long-term plan for such assets or businesses, as well as any other adverse consequences associated with our acquisition and investment activities, could have an adverse effect on our business. Any acquisition may also disrupt our ongoing business, divert resources, increase our expenses, and distract our management from our ongoing operations.

We depend on a limited number of customers for a significant portion of our revenue and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of our revenue from a limited number of customers. However, our customers may not continue to utilize our products or services at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the use of other methods for organ preservation, such as cold storage or normothermic regional perfusion, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. Our future success will depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose a key customer or have a key customer significantly reduce their volume of business with us, our revenue may be materially reduced, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Substantially all of our U.S. customers now participate in our NOP and our success will depend on our ability to maintain the function and efficiency, while increasing capacity and capability, of the NOP. If we are unable to deliver OCS products to customers through their participation in the NOP, our revenue would be materially reduced, which would materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

We also may choose to establish our own manufacturing process of certain components and we may not be successful in doing so. In addition, the components we design may not be successful or may not provide a functional or economic benefit compared to similar components manufactured by third parties. We would also need to seek FDA approval for any change in the design of our device, including different components, which may not be granted in a reasonable time, if at all. If we choose to establish our own manufacturing process of components of the OCS, we may be required to procure additional raw materials for such processes, which may not be available. In addition, many of the components used in the OCS are specifically designed for use in the OCS, which means that off-the-shelf components may not be available as substitutes. We could be adversely affected if we experience any delay or deficiency in the quality of products obtained from suppliers and/or if we have to replace our suppliers.

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

If we are unable to obtain flight services for our NOP when needed, we may be unable to utilize our NOP to satisfy demand. We also may be required to seek alternative and, potentially more costly, flight services. Although the cost of flights is paid by our customers, a substantial increase in the cost of flight services, due to prolonged increases in fuel prices, lack of availability of aircraft or otherwise, may require us to incur additional costs to identify and obtain alternative flights or rebalance our inventory by shipping products to locations for which flight costs are less expensive or from which flights are more readily available, and customers may be unwilling or unable to incur higher costs of flights and therefore forgo use of our services and products for the procurement of donor organs despite availability. Further, the capacity of our NOP is limited by the number of aircraft and pilots available for our use and as we continue to grow our NOP, we will be required to obtain access to a greater number of available aircraft and pilots.

We may not be able to achieve or maintain satisfactory pricing and margins for our products or services.

Manufacturers of medical devices have a history of price competition, and we may not be able to achieve satisfactory prices for our products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for OCS products or services could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products or services, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm our business and results of operations.

Price increases of the components used to manufacture our products and supply shortages could adversely affect our business and operating results.

The supply of raw materials to our component parts suppliers could be interrupted for a variety of reasons, including availability and pricing. We may experience supply chain disruptions due to general impacts of inflation and labor shortages and these disruptions to the supply chain could adversely affect our ability to meet commitments to customers. Significant price increases could adversely affect our results of operations and operating margins. In particular, inflation, changes in trade policies, the imposition of duties and tariffs and public health crises could adversely impact the price or availability of raw materials and the components of our products. The U.S. continues to implement certain trade actions, including imposing tariffs on certain goods imported from China and other countries. Significant tariffs have been proposed by the new administration, although it is not possible to predict the extent or focus of any such tariffs at this time. Additional tariffs, trade restrictions and export controls imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, may impact our suppliers and the price of our components for our OCS products or our aircraft. We may not be able to pass along increased component part prices to customers in the form of price increases or our ability to do so could be delayed. Consequently, our results of operations and financial condition may be adversely affected.

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

Risks Related to Our Logistics Operations

We have limited experience operating aircraft, and we may not be able to achieve the anticipated benefits of our aircraft operations.

We have limited experience operating aircraft, and we continue to depend on certain members of the former management team of Summit and additional employees we may hire for the successful operation of aviation transportation services and the integration into our NOP services offering. We must comply with applicable laws and regulations to manage our growing NOP logistics network. The operation of aircraft is a highly regulated activity and one that involves unique risks, including those described above, which we have not needed to manage previously. We may not successfully manage these risks or profitably utilize, integrate, operate, maintain and manage our newly acquired aircraft, employees and other aircraft operations.

If we fail to retain certain members of the existing management of Summit, or if we fail to successfully manage our aircraft operations or growing logistics network, our ability to realize the anticipated benefits of the acquisition of Summit or expansion of our NOP may be adversely affected.

The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property, plant and equipment. We may experience accidents in the future. These risks could endanger the safety of our personnel, third-parties, equipment, viability of donor organs and other property (both ours and that of third-parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we own or through the use of a third-party network of private aircraft, we could be held liable for resulting damages, which may involve claims from injured passengers, and survivors of deceased passengers and property owners. The amount of our insurance coverage may not be adequate to cover such losses, or we may be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us.

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

As part of our services offered under our NOP, we have acquired a fleet of fixed-wing aircraft. All of the aircraft we currently operate are variants of a single model produced by a single manufacturer. Parts and services from this manufacturer are subject to their product and workmanship warranties and capacity to service aircraft. If this manufacturer fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain we may experience a significant delay in the delivery of or fail to receive previously ordered parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our customers. If there is a shortage of replacement parts that are compatible with the model of aircraft we operate, our entire fleet may be impacted and we would not be able to rely on other model aircraft during replacement part shortages or outages. Our operation of a single model of aircraft may therefore limit flexible use of our fleet. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.

We rely on Pratt & Whitney aircraft engines to power our owned aircraft, and we may enter into program agreements covering certain of our aircraft related to engine maintenance and overhauls for certain aircraft in our fleet. If Pratt & Whitney fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of parts or services due to, for example, bankruptcy, natural disasters, labor strikes, increased FAA, oversight of the production process, or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which could result in grounded aircraft. These disruptions would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our customers. In addition, if we fail to meet our obligations or are otherwise in default under the program agreements, our access to aircraft engines and parts may become limited, which could adversely impact our business, operations, cash flow, financial condition and liquidity.

The FAA could suspend or restrict the use of our aircraft in the event of actual or perceived mechanical problems or safety issues while it conducts its own investigation, whether involving our aircraft or another operator’s aircraft. For example, in 2023, the FAA required the removal of certain Pratt & Whitney engines for inspection. If the FAA requires inspections of the types of Pratt & Whitney aircraft engines that we utilize, our ability to operate our NOP may be limited, which could adversely impact our business, operations, cash flow, financial condition and liquidity.

The availability of pilots to the private aviation industries is limited and may negatively affect our operations and financial condition. Increases in our labor costs adversely affect our business, results of operations and financial condition.

Our pilots are subject to stringent pilot qualification (including medical certification) and crew member flight training standards, or FAA qualification standards, which among other things require minimum flight hours for pilots, mandate strict rules to minimize pilot fatigue and require periodic recertification. These requirements limit the availability of qualified pilot candidates and increase pilot salaries and related labor costs, which increases our operating expenses. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations. Further, in recent years, the airline industry has experienced significant volatility in pilot attrition, including volatility resulting from pilot wage and bonus increases at other industry participants, the growth of air cargo, additional charter operations and airlines, and more pilots reaching retirement age. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results would be adversely affected. We may not be able to balance the number of pilots we employ with the number of aircraft in our fleet and demand for our NOP, as well as accurately forecast pilot attrition and hiring needs. If our forecasts are inaccurate and we do not effectively balance the number of pilots we employ, or if the supply of pilots becomes constricted, such events could disrupt our business activities.

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

Our aircraft fleet requires regular maintenance work, which may cause operational disruption. Failure to perform timely maintenance and repairs results in aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications across a particular fleet which may ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase and we may be unable to manage the composition of our fleet in a manner that reduces costs due to the availability and prices for replacement aircraft and parts. When our aircraft are grounded for maintenance, we are required to rely on third-party logistics service providers to transport organs for our NOP, which increases the cost of operating our NOP.

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

Our aircraft operations are affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies and staffing shortages, increased and changing security measures, changing regulatory and governmental requirements, and new or changing travel-related taxes. For example, in November 2024, the FAA announced that a shortage of air traffic controllers had significantly impacted flight traffic. Factors that cause flight delays could prevent us from effectively transporting organs in a timely manner, which could have a material adverse effect on our business, results of operations and financial condition.

In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, in the U.S., faces challenges in managing the growing demand for U.S. air travel and attracting air traffic controllers. U.S. air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. For example, in January 2023, the FAA experienced an unexpected technical system outage that resulted in all domestic commercial air traffic being temporarily grounded for several hours, which adversely impacted airlines and private aviation industry operators during the duration of the outage. There have also been recent instances where understaffing of certain U.S. air traffic control systems have led to flight delays and cancellations, and resulted in significant costs to aviation operators. These instances are capable of repetition and may harm our business and results of operations in the future.

In addition, discussions regarding privatization of the U.S. air traffic control system are ongoing, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. Future changes to air traffic control systems or protocols could lead to increased costs, legal issues or operational inefficiencies, in each case which adversely impact our business and results of operations.

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

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights or physical damage to our aircraft, could result in loss of revenue from our NOP and reputational harm if we are unable to fulfil customer demand for our NOP. In particular, severe weather events in the Dallas area may have an adverse impact on our ability to utilize our Dallas facility for maintenance of our aircraft and we would be required to rely on third parties to complete required aircraft maintenance. In addition, certain airports that we frequently utilize and certain of our facilities are in locations susceptible to the impacts of storm-related flooding, fires and other climate-related events, which could result in increased costs and loss of revenue from NOP customers those regions.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory production and management, product development tasks, clinical and other data required to support NOP missions, customer service and logistics activities, and technical support functions. However, our information technology systems are vulnerable to damage or interruption, including from earthquakes, fires, floods and other natural disasters; terrorist attacks; cyber-based attacks; attacks by computer viruses or hackers; insider sabotage; ransomware; power losses, computer system or data network failures; security breaches and data corruption. The failure of either our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages, all of which could materially and adversely affect our business, financial condition, operating results, reputation, regulatory compliance, litigation exposure, cash flows and prospects. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks, and we may not have accurate or complete information about the risks they face or the security of their systems.

As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, are becoming increasingly difficult to detect, and are being perpetrated by a broadening array of threat actors, including criminal hackers, hacktivists, nation-states and state-sponsored actors, perpetrators of industrial espionage and sabotage, and inside threats. New and expanding threats to our information systems, including computer viruses, ransomware and phishing attacks, insider attacks, and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of our systems and the systems of our customers, business partners and suppliers, as well the confidentiality, availability and integrity of the data we process. For example, during the second quarter of 2023, we became aware of an infiltration of portions of our information technology network. As part of our investigation into this incident, we engaged outside security experts and identified unauthorized theft of data although no sensitive data were involved. While the impact from this incident was not material to the operations of the Company, future impacts from such threats may be material. While we maintain insurance coverage for these types of incidents, such policies, may not provide coverage for, or offset the costs of responding to and remediating such incidents or any other liability that may arise from such incident.

We have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of controls designed to protect our systems and sensitive, confidential or personal data or information, the infiltration of our information technology systems, including security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) could lead to the compromise of sensitive, confidential or personal data or information.

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

Because we market the OCS in countries in Europe, Asia-Pacific, Central Asia and Canada and plan to market it in other international markets, we are subject to risks associated with doing business internationally. During the years ended December 31, 2024, 2023 and 2022, 3%, 6% and 10%, respectively, of our revenue was generated from customers located outside of the United States. We anticipate that international sales will continue to represent a portion of our total sales. In addition, some of our employees and suppliers are located outside of the United States. Accordingly, our results of operations could be harmed by a variety of factors, including:

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

To manage our anticipated future growth effectively, we must enhance our manufacturing and sterilization capabilities, information technology infrastructure and financial and accounting systems and controls. Our growth will require significant capital expenditures and may divert financial resources from other projects, such as the development of the OCS for transplants involving additional indications or other organs. Operating our NOP requires significant capital expenditures, including the acquisition and maintenance of our fleet of aircraft. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we might not be able to achieve our research and development and commercialization goals, which in turn could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

The OCS must be manufactured in accordance with federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our installed systems or suspend or terminate production if we fail to comply with these regulations. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. In the case of the FDA, the recall order must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of component failures, security failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that recalls initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. Additionally, any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results. In addition, the FDA could take enforcement action for failing to initiate a recall or to report recalls when they were conducted, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, seizure of our products or delay in clearance or approval of future products.

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

Internationally, the regulatory requirements relating to product defects may vary. A regulatory authority in a specific country may request or require a product recall while others may not. Within the European Union, competent authorities are required without delay to take corrective action against a device (including withdrawal/recall of a device) and notify other national competent authorities, the European Commission and notified bodies (as applicable) of any devices that present an unacceptable risk to the health or safety of patients, users or other persons, or other aspects of the protection of public health. Other non-compliance with the MDR may also lead to corrective action being taken and notifications being sent if the non-compliance is not rectified within a given time period (as determined by the competent authority). Therefore, a recall in one EU member state may lead to recalls in the rest of the European Union.

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

Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medical Devices Regulations 2002 (UK MDR 2002) provided a transitional period under which the UK will recognize EU CE marks and the MHRA has confirmed that this will apply potentially until June 30, 2030 (subject to certain conditions and depending on the type of device). To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with the UK MDR 2002 (as amended or replaced) and have the UKCA mark affixed. However, even devices that benefit from the transition period must still comply with the other requirements of the UK MDR 2002; for example, there are broader registration requirements with the Medicines and Healthcare products Regulatory Agency, or the MHRA, and if the manufacturer is located outside the UK, a UK Responsible Person must be appointed. The MHRA is currently consulting on an International Reliance Scheme for UK recognition of international regulatory approvals of certain medical devices, including CE marks.

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

If transplant centers and hospitals cannot obtain adequate reimbursement or funding from governments or third-party payors for purchases of the OCS and additional disposable sets and for costs associated with procedures that use the OCS and the NOP, our prospects for generating revenue and maintaining profitability will suffer materially.

Our prospects for generating revenue and maintaining profitability depend heavily upon the availability of adequate reimbursement or funding in both the United States and other markets for purchases of the OCS and for organ transplant procedures that use the OCS and the NOP.

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

Adoption of our products in the European Union may be hindered if the adoption impedes or otherwise compromises our customer’s compliance with the requirements of Directive 2010/53/EU (formerly Directive 2010/45/EU), and the Quality and Safety of Organs Intended for Transplantation Regulations 2012 (Statutory Instrument (SI) 2012 No. 1501) (the Regulations) in the United Kingdom which imposes certain standards on procurement, preservation and transport of organs intended for transplantation. Even where reimbursement or funding is available, in some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control and a determination of affordability for medical devices to be accessed. In these countries, reimbursement and pricing negotiations with governmental authorities can take considerable time after the CE marking of a product. For example, some foreign reimbursement systems provide for limited payments in a given period and, therefore, result in extended payment periods, which could hinder adoption of the OCS for use in transplantation, limiting sales. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which could negatively affect the long-term growth of our business.

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

If hospitals in the United States or the European Union are not able to obtain reimbursement or funding for the cost of the OCS and additional disposable sets or for transplant procedures generally, they may not have sufficient economic incentives to purchase the OCS. If hospitals or surgeons determine that the benefits of the OCS do not or will not outweigh the initial cost and ongoing expense of the OCS, we might fail to achieve significant sales and may fail to maintain profitability on a sustained basis.

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

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. In February 2024 FDA issued the QSMR Final Rule to amend the QSR, incorporating by reference ISO 13485:2016. Until the QSMR becomes effective on February 2, 2026, and we are required to transition to the QMSR by that date. Prior to February 2, 2026 we are required to comply with the QSR. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections.

We are subject to periodic FDA inspections to determine compliance with QSR and pursuant to the Bioresearch Monitoring Program, which have in the past and may in the future result in the FDA issuing Form 483s, including during the conduct of clinical trials. Outside the United States, our products and operations are also often required to comply with standards set by international standards bodies, such as the International Organization for Standardization. For example, in the European Union the MDR includes detailed requirements for clinical investigations, which are in line with the international standard ISO 14155:2020 on good clinical practical, or GCP. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or local requirements that pertain to clinical trials/investigations, including GCP requirements, and the QSR (in the United States), or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing our products, refusal to permit the import or export of our product, prohibition on sales of our product, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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

The FDA has recognized the threat of cyberattacks on medical devices, and imposes requirements on medical device manufacturers to ensure the cybersecurity of devices. Hackers and other third parties may try to circumvent security controls on an OCS to gain access to information on the OCS, alter the way an OCS operates, to act as a trojan horse or other entry point to other systems that could lead to those systems suffering cybersecurity breaches or attacks, or to cause harms to transplanted organs or individuals. If our security controls fail to fully protect the OCS and the information on it, we could suffer reputational harm, could undergo regulatory investigations and enforcement, or could have claims brought against us.

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

Our OCS products have been approved for marketing in the United States, European Union and other jurisdictions for specific indications, and our promotional materials and training methods must comply with regulatory requirements in the countries where they are sold. We train our commercial team to not promote the OCS for uses outside of the approved indications for use/intended purpose, known as “off-label uses.” We cannot, however, prevent a surgeon from using the OCS off-label, when in the surgeon’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if surgeons attempt to use the OCS off-label. Furthermore, the use of the OCS for indications other than those approved by the FDA or by any foreign regulatory body or for which they are CE marked may not effectively treat such conditions, which could harm our reputation in the marketplace among surgeons and patients.

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

In the EU, the MDR repealed and replaced the Medical Devices Directive (93/42/EEC) with effect from May, 26 2021. Although the MDR now applies so all new devices placed on the market must be CE marked under it, the transition periods provided by the MDR may extend the validity of the certificates issued by notified bodies for medical devices under the Medical Devices Directive before May 26, 2021 provided that certain conditions are satisfied. As such, devices may continue to be placed on the EU market until the end of December 2027 or 2028 (depending on the class of device) and provided the manufacturer satisfies certain requirements, including that there are no significant changes in the design and intended purpose of these devices. Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medicines and Healthcare products Regulatory Agency (MHRA) has provided a transitional period under which the UK will recognize EU CE marks potentially until June 30, 2030 depending on the class of device and subject to certain conditions and depending on the type of device. To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with UK legislation and have the UKCA mark affixed.

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

We also recognize that our products may need to be certified and have a UKCA mark affixed to be placed on the market in Great Britain in the future. However, although neither the EU MDR nor EU IVDR apply in Great Britain, the national UK medical devices rules currently allow manufacturers to place devices CE marked under the EU MDR or EU IVDR (including their relevant transition periods) on the market in Great Britain, potentially up until June 30, 2030, depending on the class of device and provided certain conditions are met. The UK Government has recently proposed post-market surveillance legislation and is currently consulting on proposed changes to pre-market medical device regulation. This might lead to substantial changes in the regulatory framework/requirements imposed on medical devices. We will need to continue to monitor the developments in the UK to assess how they impact our devices sold in Great Britain.

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

We operate in a highly regulated industry. The U.S. and state governments continue to propose and pass legislation or take administrative action that may affect the availability and cost of healthcare. Healthcare reform initiatives could harm our business, financial condition and results of operations. There is substantial uncertainty as to how, if at all, the current administration will seek to revise the policies of the FDA and other government agencies. While many of the current administration’s proposed policies appear to be focused on deregulation, the administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue future clinical trials for, or expand commercialization of, our OCS products. Additionally, because one objective of the current administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. Inadequate funding for the FDA, SEC or other government agencies could impact the timeliness of responses or action and may slow the time necessary for agency reviews, which in turn would have a material adverse effect on our business, financial condition and results of operations

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and improve access to transplantation. There have been and will likely continue to be ongoing healthcare reform efforts. These reform efforts have and may continue to focus on coverage and payment for organ procurement and transplant. For example, the Centers for Medicare & Medicaid Services issued regulations in 2020 and 2021 that revised Medicare conditions of participation for organ procurement organizations as well as organ acquisition payment policies for organ procurement organizations, transplant centers and donor hospitals. In addition, in 2023, the Securing the U.S. Organ Procurement and Transplantation Network act was signed into law, which allows HRSA to make changes to the Organ Procurement and Transplantation Network, or OPTN, including requiring an independent board, awarding contracts to both non-profit and for-profit entities, and eliminating the cap on funding.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through fiscal year 2032 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid, or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenue.

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

During the year ended December 31, 2024, the price per share of our common stock has ranged from as low as $58.27 to as high as $177.37. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts or activist investors or other third parties publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, or if activist investors continue to, our business model or our stock performance, or if our operating results fail to meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.

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

We have identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future. If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, and current and potential shareholders may lose confidence in our financial and other public reporting, which would harm our business and have a negative effect on the trading price of our common stock.

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

As described in Item 9A – Controls and Procedures elsewhere in this Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting with regard to a deficiency in our control over inventory movement within our manufacturing network. Management, with the oversight of the audit committee of our board of directors, is in the process of assessing and finalizing its plan for remediation for the material weakness described above. However, our remediation efforts with respect to our identified material weakness may be inadequate. The elements of our remediation plan can only be accomplished over time and our remediation plan may not ultimately have its intended effects.

In addition, if we identify any additional material weaknesses or significant deficiencies in our internal control over financial reporting, we may not be able to remediate such material weaknesses or significant deficiencies identified in a timely manner or maintain all of the controls necessary to remain in compliance with our reporting obligations or to prevent fraud. If we identify any additional material weaknesses in our internal controls over financial reporting or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting in future periods, investors may not have a complete understanding of our operations or may lose confidence in our financial and other public reporting. Our future access to capital markets could be restricted and we may face other consequences imposed by the SEC or Nasdaq. Such events would harm our business and have a negative effect on the trading price of our common stock.

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

Our executive team, along with our Audit Committee, assess and manage cybersecurity risk as part of our overall business strategy, financial planning and capital allocation. Our Audit Committee and Board of Directors engage with members of the executive team and are briefed on cybersecurity risks at least once each calendar year and with respect to any potentially material cybersecurity incidents. Our Chief Information Officer reports regularly, and at least annually, to our Audit Committee and such report may address overall assessment of our compliance with our cybersecurity policies, and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures. Our Chief Information Officer has served in various senior information technology roles, responsible for information security for over 20 years.

Item 2. Properties.

Our corporate headquarters and manufacturing and clinical training facilities are located in Andover, Massachusetts, where we lease 135,199 square feet of space, including a 10,500 square foot laboratory and training facility and a 7,900 square foot ISO Class 7 cleanroom facility. The leases for these facilities expire on December 31, 2027 with an option to extend the term beyond the expiration date for one additional period of five years. In connection with our acquisition of Summit, we acquired a 20-year operating lease with one 10-year renewal option, for space at the Bozeman Yellowstone International Airport in Bozeman, Montana where we constructed a commercial aircraft hangar that we use for our flight school aircraft and office space for personnel located in Bozeman. We have a designated maintenance hub for our aircraft in Dallas, Texas under a lease that expires in 2027, subject to certain early termination provisions. We also lease office space at various locations in the United States for our NOP and hangar space for our aircraft under short-term leases.

We believe that our current facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

On February 14, 2025, a class action captioned Merly Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against us in the United States District Court for the District of Massachusetts. The complaint purports to assert claims against us and certain of our current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in our 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the class period.

From time to time, we may be involved in other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

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

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Healthcare Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Healthcare Index assumed reinvestment of dividends.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

Among TransMedics Group, Inc., the NASDAQ Composite Index and the NASDAQ Healthcare Index

TransMedics Group, Inc. (TMDX)
Nasdaq Healthcare (IXHC)
Nasdaq Composite (COMP)
$950
$850
$750
$650
$550
$450
$350
$250
$150
$50
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24

(1) This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filings of TransMedics Group, Inc. under the Securities Act of 1933, as amended.

Holders of Our Common Stock

As of January 31, 2025, there were approximately 20 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2024 to December 31, 2024.

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

Overview

We are a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our NOP, an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. Since 2023, we have offered logistics services through our NOP, including aviation transportation, ground transportation, and other coordination activity. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received PMA from the FDA, for both DBD organs and DCD organs.

Since our inception, we have focused substantially all of our resources on designing, developing and building our proprietary OCS technology platform and organ-specific OCS products; obtaining clinical evidence for the safety and effectiveness of our OCS products through clinical trials; securing regulatory approval; organizing and staffing our company; planning our business; raising capital; commercializing our products; developing and growing our NOP; developing and expanding our market and distribution chain and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of the Notes, proceeds from the sale of common stock in our public offerings, and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials.

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our OCS products and NOP services. We generated total revenue of $441.5 million and had net income of $35.5 million for the year ended December 31, 2024. We generated total revenue of $241.6 million and incurred a net loss of $25.0 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $468.2 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our logistics capabilities, including hiring, training and retaining pilots to scale our aviation transportation operations, to support our NOP and reduce dependence on third party transportation, including by means of the acquisition, maintenance or replacement of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the OPTN, including its intent to solicit contract proposals to manage the OPTN, which is currently operated by the United Network for Organ Sharing, or UNOS, under a contract that expired in March 2024. Additionally, in September 2023, the Securing the U.S. Organ Procurement and Transplantation Network Act was signed into law and expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN and specifies that the OPTN shall be operated through awards that are distinct from awards made to support the organization tasked with supporting the networks’ board of directors. In September 2024, HRSA began awarding contracts aimed at supporting these initiatives. The impact that the HRSA initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

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

Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, these customers purchase an additional OCS disposable set for use on their existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under our NOP in the United States. With the acquisition of Summit in August 2023, the purchase of fixed-wing transplant aircraft and the addition of a logistics team, we anticipate increased service revenue from our logistics services.

Prior to our acquisition in 2023, Summit derived its revenue primarily from charter flight services. To a lesser extent, Summit also derived revenue from providing flight school training, managing aircraft and other related services. As part of the Summit integration, we transitioned Summit's charter flight and aircraft management customers to third parties. We do not anticipate generating revenue from charter flights or aircraft management and related services. We are continuing to offer flight school training services. During the years ended December 31, 2024 and 2023 service revenue of $4.4 million and $4.9 million, respectively, was from Summit's legacy operations, unrelated to the NOP and organ transplant.

All of our OCS transplant-related revenue has been generated by sales to transplant centers and Organ Procurement Organizations, not-for-profit organizations responsible for recovering organs from deceased donors for transplantation, in the United States, Europe and Asia-Pacific, or, in some cases, to distributors selling to transplant centers in select countries. Substantially all of our customer contracts have multiple-performance obligations that contain promises consisting of OCS Perfusion Sets and OCS Solutions and may also contain promises for organ procurement, OCS perfusion management or transplant logistics services under our NOP, and OCS Console, whether sold or loaned to the customer.

Through December 31, 2024, all of our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Our sales in the EU are dependent on obtaining and maintaining the CE mark certifications for each of our OCS products. As required by the MDR, we received recertification of the CE mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE mark in September 2022 for the OCS Liver Console and disposables. We received the CE mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023. In addition, we received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

We expect that our revenue will increase over the long term as a result of the continued growth of the NOP in the United States. We also expect that our revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases and if more transplant centers adopt the OCS in their programs. While we expect our revenue to increase over the long term, revenue from sales may fluctuate from quarter to quarter as the timing of organ transplant procedures is generally unpredictable, and we have observed periodic fluctuations in the availability of donor organs, which impacts the volume of transplants.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ procurement and OCS perfusion management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. For the years ended December 31, 2024 and 2023, cost of service revenue also included approximately $3.1 million and $4.4 million, respectively, of costs related to Summit's legacy operations, unrelated to the NOP and organ transplant.

Gross profit is the amount by which revenue exceeds cost of revenue in each reporting period and gross margin is gross profit divided by revenue. Our overall gross margin is impacted by the relative mix of product and service revenue, as product and service revenue have different margin profiles. Product and service gross margins are also affected by a variety of factors, primarily production volumes, the cost of components and direct materials, manufacturing overhead costs, direct labor, the cost of services provided under the NOP and the selling price of our OCS products and NOP services.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreements as well as the amortization of debt discounts associated with such agreements. In July 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, under which we borrowed $60.0 million. At that time, we repaid the remaining $35.0 million of principal that had been outstanding under our prior credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed. In May 2023, we issued and sold $460.0 million in aggregate principal amount of our 1.50% convertible senior notes, due 2028.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net includes interest income, realized and unrealized foreign currency transaction gains and losses and other non-operating income and expense items unrelated to our core operations. Interest income consists of interest earned on our invested cash balances. Foreign currency transaction gains and losses result from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.

Results of Operations

Comparison of the Years Ended December 31, 2024, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Net product revenue	$273,866	$176,069	$79,234
Service revenue	167,674	65,554	14,225
Total revenue	441,540	241,623	93,459
Cost of revenue:
Cost of net product revenue	58,345	41,015	16,970
Cost of service revenue	121,114	46,515	11,217
Total cost of revenue	179,459	87,530	28,187
Gross profit	262,081	154,093	65,272
Operating expenses:
Research, development and clinical trials	55,968	36,055	26,812
Acquired in-process research and development expenses	—	27,212	—
Selling, general and administrative	168,617	119,553	69,897
Total operating expenses	224,585	182,820	96,709
Income (loss) from operations	37,496	(28,727)	(31,437)
Other income (expense):
Interest expense	(14,409)	(10,791)	(3,726)
Interest income and other income (expense), net	12,693	12,847	(1,002)
Total other income (expense), net	(1,716)	2,056	(4,728)
Income (loss) before income taxes	35,780	(26,671)	(36,165)
(Provision) benefit for income taxes	(316)	1,643	(66)
Net income (loss)	$35,464	$(25,028)	$(36,231)

Revenue

OCS transplant-related revenue consists of:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$15,755	$10,548	$5,207
Heart total revenue	96,663	59,080	37,583
Liver total revenue	309,462	151,719	157,743
Total United States OCS transplant revenue	421,880	221,347	200,533
All other countries
Lung total revenue	1,926	1,272	654
Heart total revenue	13,198	14,012	(814)
Liver total revenue	158	104	54
Total all other countries OCS transplant revenue	15,282	15,388	(106)
Total OCS transplant revenue	$437,162	$236,735	$200,427

We also had service revenue unrelated to OCS transplant of $4.4 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively.

Revenue from customers in the United States related to OCS transplant was $421.9 million in the year ended December 31, 2024 and increased by $200.5 million compared to the year ended December 31, 2023, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States. Establishing the NOP, which launched in late 2021, has allowed us to broaden our customer base and increase utilization of the OCS in organ transplantation. Substantially all of our customers in the United States now participate in the NOP. By adding logistics to our NOP offering in late 2023, we have been able to further increase product and service revenue.

Revenue from customers outside the United States was $15.3 million and $15.4 million in the years ended December 31, 2024 and 2023, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $17.3 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. Cost of service revenue increased by $74.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023 as we increased utilization of the NOP. Gross profit increased by $108.0 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. Cost of service revenue included approximately $3.1 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively, of costs from Summit's legacy operations, unrelated to the NOP and organ transplant.

Overall gross margin was 59% and 64% for the years ended December 31, 2024 and 2023, respectively. The decrease in gross margin from 2023 to 2024 was driven primarily by an increase in service revenue, which has a lower gross margin than product revenue. Gross margin from net product revenue was 79% and 77% for the years ended December 31, 2024 and 2023, respectively. The increase in product gross margin was primarily as a result of increased sales volume and increased sales of higher margin OCS disposable sets. Gross margin from service revenue was 28% and 29% for the years ended December 31, 2024 and 2023, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. The decrease in service gross margin was primarily due to investments in our NOP network, including aviation-related expenditures, to prepare for future growth. Service revenue gross margin for the year ended December 31, 2023, included the introduction of transportation and logistics services and the integration of Summit.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$21,927	$15,489	$6,438
Laboratory supplies and research materials	13,990	7,939	6,051
Consulting and third-party services	12,920	5,788	7,132
Clinical trials costs	478	1,077	(599)
Facility related and other	6,653	5,762	891
Total research, development and clinical trials expenses	$55,968	$36,055	$19,913

Total research, development and clinical trials expenses increased by $19.9 million from $36.1 million in the year ended December 31, 2023 to $56.0 million in the year ended December 31, 2024. Personnel related costs increased by $6.4 million primarily due to increased headcount to support development efforts for our next generation OCS and overall compensation increases. Personnel related costs included stock-based compensation expense of $4.2 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. Consulting and third-party services costs increased by $7.1 million due to development efforts by our external development consultants for our next generation OCS, other product development and digital tools. Laboratory supplies and research materials costs increased by $6.1 million from the year ended December 31, 2023 to the year ended December 31, 2024 primarily due to our increased need for supplies and materials used for development of our next generation OCS. Facility related and other costs increased by $0.9 million from the year ended December 31, 2023 to the year ended December 31, 2024 due primarily to the increased costs of supporting a larger group of research and development personnel and their development efforts. Clinical trial costs decreased by $0.6 million due to the timing of clinical trials.

Acquired In-Process Research and Development Expenses

IPR&D in 2023 was related to the acquisition of certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., together BTL.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$109,475	$72,717	$36,758
Professional and consultant fees	18,313	17,401	912
NOP support	12,289	11,985	304
Tradeshows and conferences	4,328	4,575	(247)
Facility related and other	24,212	12,875	11,337
Total selling, general and administrative expenses	$168,617	$119,553	$49,064

Total selling, general and administrative expenses increased by $49.1 million from $119.6 million in the year ended December 31, 2023 to $168.6 million in the year ended December 31, 2024 due primarily to increases in personnel related costs, and facility related and other costs. Personnel related costs increased by $36.8 million primarily due to the continued expansion of our team to support the growth in our business. Stock-based compensation expense increased by $11.0 million, due primarily to additional grants to new and existing employees and the modification of stock awards pursuant to the transition agreement with our former Chief Financial Officer. Facility related and other costs increased by $11.3 million due primarily to increased costs associated with post-approval studies and information technology infrastructure costs, and depreciation and amortization expense due to the growth in our business. Professional and consultant fees increased by $0.9 million due primarily to increased fees in 2024 related to information technology and other enterprise solutions costs to support the growth in our business. Professional and consultant fees in the year ended December 31, 2023 included transaction costs of $2.0 million related to our Summit acquisition.

Other Income (Expense)

Interest Expense

Interest expense was $14.4 million and $10.8 million for the years ending December 31, 2024 and 2023, respectively. The increase was due primarily to interest expense on the $460.0 million principal amount of the Notes, which were issued in May 2023.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the years ended December 31, 2024 and 2023 included interest income of $13.4 million and $12.5 million, respectively, from interest earned on invested cash balances. Other income (expense), net included $0.7 million of realized and unrealized foreign currency transactions losses for the year ended December 31, 2024, and $0.3 million of realized and unrealized foreign currency transactions gains during the year ended December 31, 2023.

(Provision) Benefit for Income Taxes

Income taxes for the years ended December 31, 2024 and 2023 included a tax provision of $0.3 million and less than $0.1 million, respectively, related to state and foreign income taxes. For the year ended December 31, 2023, we also recorded a tax benefit of $1.7 million for the release of a portion of our valuation allowance related to the net deferred tax liabilities recorded in purchase accounting. As part of the allocation of the purchase price of Summit, we recorded deferred tax liabilities for the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, we released the same amount of our valuation allowance. We maintain a valuation allowance on our overall net deferred tax asset as we deem it more likely than not that the net deferred tax asset will not be realized.

Comparison of the Years Ended December 31, 2023 and 2022

For a discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Comparison of the Years Ended December 31, 2023, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may continue to incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting debt issuance costs of $14.6 million, and purchases of Capped Calls of $52.1 million, were $393.3 million. At December 31, 2024, our principal source of liquidity was cash of $336.7 million

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$48,803	$(13,028)	$(45,817)
Net cash provided by (used in) investing activities	(129,303)	(193,953)	54,513
Net cash provided by financing activities	22,874	400,418	167,927
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(536)	193	(1,021)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58,162)	$193,630	$175,602

Operating Activities

During the year ended December 31, 2024, operating activities provided $48.8 million of cash, primarily resulting from our net income of $35.5 million and net non-cash charges of $58.3 million, partially offset by net cash used by changes in our operating assets and liabilities of $45.0 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of an increase in accounts receivable of $34.3 million, an increase in inventory of $8.4 million and an increase in prepaid expenses and other current assets of $6.3 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $6.5 million.

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

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities of $129.3 million consisted primarily of purchases of property, plant and equipment of $129.7 million, including an increase of $110.2 million in transplant aircraft.

During the year ended December 31, 2023, net cash used in investing activities of $194.0 million consisted of purchases of property, plant and equipment of $151.8 million, including $141.9 million of transplant-related aircraft purchases, the purchase of IPR&D assets from BTL for $27.2 million and the purchase of Summit for $14.9 million, net of cash received.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $22.9 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $20.8 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $2.1 million.

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

For a discussion of our cash flows for the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

A conditional conversion feature of the Notes was triggered on June 30, 2024 and again on September 30, 2024, as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of each of the quarters ended June 30, 2024 and September 30, 2024, respectively, and the Notes therefore became convertible at the noteholders’ election in the immediately following calendar quarters ended September 30, 2024 and December 31, 2024, respectively. If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At our option, we may prepay borrowings outstanding under the CIBC Credit Agreement, without a prepayment fee. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of December 31, 2024, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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

Material Contractual Obligations

Our contractual obligations include amounts payable as principal and interest payments under the CIBC Credit Agreement. As of December 31, 2024, our outstanding principal balance was $60.0 million, which is repayable in equal monthly installments starting in July 2026 until its maturity in July 2027. We estimate we will pay $3.9 million in interest payments during 2025. Our estimate of payments is based on an assumed rate of 6.4%, which was the interest rate in effect at December 31, 2024.

On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

We lease facilities under long-term non-cancelable operating leases that have a weighted average remaining lease term of 3.7 years as of December 31, 2024. As of December 31, 2024, we had fixed lease payment obligations of $10.3 million, of which $3.3 million is payable during 2025. We also lease facilities under short-term leases, for which we expect to pay approximately $1.5 million in 2025 under existing leases.

We intend to acquire additional fixed-wing aircraft as we scale our fleet of aircraft. During the year ended December 31, 2024, we acquired eight transplant-related fixed-wing aircraft with an aggregate purchase price of $109.6 million and we plan to acquire additional aircraft in 2025, including two aircraft purchased in January 2025 and February 2025 with an aggregate purchase price of $28.4 million.

In January 2021, we entered into an unconditional $9.5 million purchase commitment in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. As of December 31, 2024, our remaining purchase commitment is $5.0 million.

We also enter into other contracts in the normal course of business with consulting firms, material suppliers and other third parties for clinical trials and testing and manufacturing services. These contracts do not contain material minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the discussion above as the amount and timing of such payments are not known.

Critical Accounting Policies and Significant Estimates

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

Revenue Recognition

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, these customers purchase an additional OCS disposable set for use on their existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under our NOP in the United States.

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

Substantially all of our customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ procurement, OCS perfusion management and transplant logistics services under our NOP or OCS Console, whether sold or loaned to the customer. We evaluate each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in our customer arrangements from which we derive revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ procurement, OCS perfusion management and transplant logistics services.

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

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the our consolidated statements of operations. Revenue from sales to customers of organ procurement, OCS perfusion management and transplant logistics services is classified as service revenue in our consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ procurement, OCS perfusion management or transplant logistics services, we have determined that the disposable sets and services constitute separate performance obligations and we recognize revenue as the disposable sets and services are each delivered to the customer.

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

Valuation of Inventory

We value inventory at the lower of cost or net realizable value, with cost computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in our consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis. The reserve for excess and obsolete inventory was $2.5 million and $0.8 million as of December 31, 2024 and 2023, respectively.

At the end of each reporting period, we assess whether losses should be accrued on long-term manufacturing purchase commitments in accordance with ASC Topic 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the consolidated statements of operations unless they are deemed recoverable through firm sales contracts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize in a current period any loss provision for future-period remaining purchase commitments.

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

Foreign Currency Exchange Risk

Our foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the period-end exchange rates. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense). We recognized foreign currency transaction losses of $0.7 million during the year ended December 31, 2024.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity on our consolidated balance sheets. We recorded a foreign currency translation loss of $0.2 million during the year ended December 31, 2024.

For the year ended December 31, 2024, 3% of our revenue and 2% of our operating costs and expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency exposure.

Currently, our largest foreign currency exposure is that with respect to the Euro. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Sensitivity

As of December 31, 2024, we had cash of $336.7 million, including cash held in savings accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our savings accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash balance.

In July 2022, we entered into our CIBC Credit Agreement with CIBC. Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. As of December 31, 2024 borrowings outstanding under the CIBC Credit Agreement totaled $60.0 million and the interest rate applicable to such borrowings was 6.4%. An immediate 10% change in the Federal Funds Effective Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

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

TRANSMEDICS GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransMedics Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransMedics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls to verify that inventory movements are appropriately recorded in the interim financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recorded $441.5 million in total revenue for the year ended December 31, 2024. The Company generates product revenue, from sales of its single-use, organ-specific disposable sets (i.e., its organ-specific OCS Perfusion Sets sold together with its organ-specific OCS Solutions) used on its organ-specific OCS Consoles, each being a component of the Company’s Organ Care System (OCS) products, and service revenue, by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under the Company’s National OCS Program. Substantially all of the Company’s customer contracts have multiple-performance obligations. Deliverables consist of OCS Perfusion Sets and OCS Solutions. In some of those customer contracts, the deliverables also include an OCS Console, whether sold or loaned to the customer. Management evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. Management has concluded that training, OCS Console equipment set-up, and the OCS Console itself are highly interdependent and represent a single, combined performance obligation. Revenue is recognized when control of the OCS product or products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or products. Control is transferred for the OCS products typically only after the product has arrived at the customer site and, in addition for OCS Consoles, the training and equipment set-up have been completed by the Company. Additionally, under the National OCS program, service deliverables available to customers include organ procurement, OCS perfusion management, and transplant logistics services which are distinct performance obligations and are recognized as service revenue when the services occur.

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

February 27, 2025

We have served as the Company’s auditor since 2001.

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash	$336,650	$394,812
Accounts receivable	97,722	63,576
Inventory	46,554	44,235
Prepaid expenses and other current assets	16,290	8,031
Total current assets	497,216	510,654
Property, plant and equipment, net	285,970	173,941
Operating lease right-of-use assets	6,481	6,546
Restricted cash	500	500
Goodwill	11,549	11,990
Acquired intangible assets, net	2,152	2,354
Other non-current assets	208	62
Total assets	$804,076	$706,047
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,292	$12,717
Accrued expenses and other current liabilities	45,152	38,221
Deferred revenue	1,742	1,961
Operating lease liabilities	2,727	2,035
Total current liabilities	59,913	54,934
Convertible senior notes, net	449,939	447,140
Long-term debt, net	59,372	59,064
Operating lease liabilities, net of current portion	6,249	7,707
Total liabilities	575,473	568,845
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 33,617,972 shares and 32,670,803 shares issued and outstanding as of December 31, 2024 and 2023, respectively	697,208	641,106
Accumulated other comprehensive loss	(364)	(199)
Accumulated deficit	(468,241)	(503,705)
Total stockholders' equity	228,603	137,202
Total liabilities and stockholders' equity	$804,076	$706,047

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Net product revenue	$273,866	$176,069	$79,234
Service revenue	167,674	65,554	14,225
Total revenue	441,540	241,623	93,459
Cost of revenue:
Cost of net product revenue	58,345	41,015	16,970
Cost of service revenue	121,114	46,515	11,217
Total cost of revenue	179,459	87,530	28,187
Gross profit	262,081	154,093	65,272
Operating expenses:
Research, development and clinical trials	55,968	36,055	26,812
Acquired in-process research and development expenses	—	27,212	—
Selling, general and administrative	168,617	119,553	69,897
Total operating expenses	224,585	182,820	96,709
Income (loss) from operations	37,496	(28,727)	(31,437)
Other income (expense):
Interest expense	(14,409)	(10,791)	(3,726)
Interest income and other income (expense), net	12,693	12,847	(1,002)
Total other income (expense), net	(1,716)	2,056	(4,728)
Income (loss) before income taxes	35,780	(26,671)	(36,165)
(Provision) benefit for income taxes	(316)	1,643	(66)
Net income (loss)	$35,464	$(25,028)	$(36,231)
Net income (loss) per share:
Basic	$1.07	$(0.77)	$(1.23)
Diluted	$1.01	$(0.77)	$(1.23)
Weighted average common shares outstanding:
Basic	33,229,953	32,517,372	29,556,633
Diluted	35,216,837	32,517,372	29,556,633

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$35,464	$(25,028)	$(36,231)
Other comprehensive income (loss):
Foreign currency translation adjustment	(165)	26	(73)
Unrealized gains on marketable securities, net of tax of $0	—	—	36
Total other comprehensive income (loss)	(165)	26	(37)
Comprehensive income (loss)	$35,299	$(25,002)	$(36,268)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2021	27,791,615	$510,488	$(188)	$(442,446)	$67,854
Issuance of common stock in public offering, net of discounts and issuance costs of $676	3,737,500	139,854	—	—	139,854
Issuance of common stock upon the exercise of common stock options	507,795	4,667	—	—	4,667
Issuance of common stock in connection with employee stock purchase plan	30,143	509	—	—	509
Issuance of restricted common stock	26,093	—	—	—	—
Restricted common stock forfeitures	(1,778)	—	—	—	—
Issuance of common stock in connection with exercise of warrants	50,000	438	—	—	438
Stock-based compensation expense	—	10,321	—	—	10,321
Foreign currency translation adjustment	—	—	(73)	—	(73)
Unrealized gains on marketable securities	—	—	36	—	36
Net loss	—	—	—	(36,231)	(36,231)
Balances at December 31, 2022	32,141,368	666,277	(225)	(478,677)	187,375
Issuance of common stock upon the exercise of common stock options	493,935	6,155	—	—	6,155
Issuance of common stock in connection with employee stock purchase plan	25,894	955	—	—	955
Stock-based compensation expense	—	19,791	—	—	19,791
Purchases of capped calls related to convertible senior notes	—	(52,072)	—	—	(52,072)
Issuance of restricted common stock	10,304	—	—	—	—
Restricted common stock forfeitures	(698)	—	—	—	—
Foreign currency translation adjustment	—	—	26	—	26
Net loss	—	—	—	(25,028)	(25,028)
Balances at December 31, 2023	32,670,803	641,106	(199)	(503,705)	137,202
Issuance of common stock upon the exercise of common stock options	796,764	20,813	—	—	20,813
Issuance of common stock in connection with employee stock purchase plan	31,303	2,061	—	—	2,061
Issuance of common stock in connection with exercise of warrants	11,735	—	—	—	—
Issuance of restricted common stock	4,160	—	—	—	—
Vesting of restricted stock units	103,166	—	—	—	—
Conversion of convertible senior notes into common stock	41	4	—	—	4
Stock-based compensation expense	—	33,224	—	—	33,224
Foreign currency translation adjustment	—	—	(165)	—	(165)
Net income	—	—	—	35,464	35,464
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$35,464	$(25,028)	$(36,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,758	8,177	3,478
Stock-based compensation expense	33,224	19,791	10,321
Acquired in-process research and development expenses	—	27,212	—
Deferred taxes	—	(1,660)	—
Loss on extinguishment of debt	—	—	575
Loss on sale of marketable securities	—	—	107
Non-cash interest expense and end of term accretion expense	3,111	2,128	465
Non-cash lease expense	1,564	1,041	717
Net amortization of premiums on marketable securities	—	—	381
Unrealized foreign currency transaction (gains) losses	665	(342)	1,129
Loss on disposal of fixed assets	17	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(34,310)	(33,816)	(21,678)
Inventory	(8,353)	(28,092)	(8,024)
Prepaid expenses and other current assets	(6,262)	(2,101)	2,521
Other non-current assets	(149)	(54)	—
Accounts payable	(1,396)	6,957	(3,270)
Accrued expenses and other current liabilities	7,938	14,250	3,437
Deferred revenue	(203)	83	—
Operating lease liabilities	(2,265)	(1,574)	255
Net cash provided by (used in) operating activities	48,803	(13,028)	(45,817)
Cash flows from investing activities:
Purchases of property, plant and equipment	(129,744)	(151,847)	(11,907)
Purchase of business, net of cash acquired	441	(14,894)	—
Purchase of in-process research and development assets	—	(27,212)	—
Purchases of marketable securities	—	—	(10,496)
Proceeds from sales and maturities of marketable securities	—	—	76,916
Net cash provided by (used in) investing activities	(129,303)	(193,953)	54,513
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,620	—	445,380	—
Purchases of capped calls related to convertible senior notes	—	(52,072)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	58,509
Repayments of long-term debt	—	—	(36,050)
Proceeds from issuance of common stock in public offering, net of underwriting discounts and commissions and issuance costs paid	—	—	139,854
Proceeds from issuance of common stock upon exercise of stock options	20,813	6,155	4,667
Proceeds from issuance of common stock upon exercise of warrants	—	—	438
Proceeds from issuance of common stock in connection with employee stock purchase plan	2,061	955	509
Net cash provided by financing activities	22,874	400,418	167,927
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(536)	193	(1,021)
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,162)	193,630	175,602
Cash, cash equivalents and restricted cash, beginning of period	395,312	201,682	26,080
Cash, cash equivalents and restricted cash, end of period	$337,150	$395,312	$201,682
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,297	$8,089	$3,260
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$5,803	$4,574	$2,135
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,062	$2,454	$62
Operating lease liabilities arising from obtaining right-of-use assets	$1,499	$2,171	$—
Conversion of convertible senior notes into common stock	$4	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and, together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group, was incorporated in the State of Delaware in August 1998. The Company is a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. The Company's logistics services include aviation transportation, ground transportation and other coordination activity.

On August 16, 2023, the Company acquired Summit Aviation, Inc. and Northside Property Group, LLC (together “Summit”). Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled TransMedics to add aviation transportation services to its NOP and become a comprehensive national provider of donor organ procurement and delivery in the United States.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Prior to 2024, the Company had incurred recurring annual losses since inception. As of December 31, 2024, the Company had an accumulated deficit of $468.2 million. The Company generated net income of $35.5 million for the year ended December 31, 2024. The Company believes that its existing cash of $336.7 million as of December 31, 2024 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Annual Report on Form 10-K. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2024 and 2023, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the years ended December 31, 2024 and 2023, no customer accounted for more than 10% of revenue. For the year ended December 31, 2022, one customer accounted for 14% of revenue. As of December 31, 2024 and 2023, no customer accounted for more than 10% of accounts receivable.

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

Restricted Cash

As of December 31, 2024 and 2023, the Company maintained two letters of credit totaling $0.5 million for the benefit of the landlord of its leased property. The Company was required to maintain a separate cash balance of $0.5 million to secure the letters of credit. Related to this separate cash balance, the Company classified $0.5 million as restricted cash (non-current) on its consolidated balance sheets as of December 31, 2024 and 2023.

Cash, cash equivalents and restricted cash on the consolidated statements of cash flows includes $0.5 million of restricted cash in each of the years presented.

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2024 and 2023, the Company had no allowance for credit losses. During the years ended December 31, 2024, 2023 and 2022, the Company did not record any provisions for credit losses and has written off only insignificant balances.

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

At the end of each reporting period, the Company assesses whether losses should be accrued on long-term manufacturing purchase commitments in accordance with ASC Topic 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the consolidated statements of operations unless they are deemed recoverable through firm sales contracts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in the accompanying consolidated financial statements, the Company did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize any loss provision for future-period remaining purchase commitments for the year ended December 31, 2024.

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of December 31, 2024, spare parts inventory of $4.0 million is included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. The Company had no spare parts inventory as of December 31, 2023. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of December 31, 2024, the Company had no allowance for spare parts excess and obsolescence.

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

Transaction costs related to business combinations are expensed as incurred and are included in selling, general and administrative expense in the consolidated statements of operations.

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

On August 2, 2023, the Company acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., together (“BTL”). The Company intends to further develop these technologies to expand its product offerings and indications for organ transplantation. The Company accounted for the purchase of BTL as an asset acquisition as substantially all of the fair value of gross assets acquired were concentrated on a single set of identifiable activities consisting of lung and heart perfusion technology, referred to as the in-process research and development (“IPR&D”) asset. Due to the stage of development of the IPR&D asset at the date of acquisition, it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset applications, there was no alternative future use associated with the asset. Accordingly, the value of the IPR&D asset of $27.2 million was expensed as research and development expense during the year ended December 31, 2023 in the consolidated statements of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Transplant aircraft	10 years
Flight school aircraft	5 years
OCS Consoles	5 years
Manufacturing equipment	5 years
Computer equipment and software	3 years
Laboratory equipment	3 years
Office, trade show and training equipment	5 years
Leasehold improvements	Shorter of term of lease or the useful life of the improvement

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

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in income (loss) from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024, 2023 and 2022.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s OCS Console and OCS Perfusion Sets. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized over their estimated useful life. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2024, 2023 and 2022.

The Company also capitalizes development costs related to internal-use software when it is probable that the expenditures will result in additional functionality. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use and depreciated over their estimated useful life. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company capitalized costs associated with the development of internal-use software during the year ended December 31, 2024 (see Note 5).

Leases

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognize those lease payments in the income statement on a straight-line basis over the lease term.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% convertible senior notes, due 2028 (the "Notes") are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets, and the fair value of the convertible senior notes is presented at each reporting period for disclosure purposes only (see Note 8).

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company has developed and commercialized a proprietary system to preserve and deliver human organs for transplant in a near-physiologic condition to address the limitations of cold storage organ preservation.

Product Warranties

The Company provides a one-year warranty on its OCS Consoles and disposable sets and replaces or repairs any OCS Console or disposable set that does not function in accordance with the product specifications. OCS Consoles returned to the Company may be refurbished and redeployed. Estimated warranty costs are recorded at the time of shipment of the OCS Console or disposable set. Warranty costs are estimated based on the current expected product replacement or repair cost and expected replacement or repair rates based on historical experience. The Company evaluates its warranty accrual at the end of each reporting period and makes adjustments as necessary. As of December 31, 2024 and 2023, the warranty accrual was less than $0.1 million.

Revenue Recognition

The Company generates net product revenue primarily from sales of its single-use, organ-specific disposable sets used on its organ-specific OCS Consoles. To a lesser extent, the Company also generates product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, these customers purchase an additional OCS disposable set for use on their existing organ-specific OCS Console. The Company also generates service revenue by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under its NOP in the United States.

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

Substantially all of the Company’s customer contracts have multiple-performance obligations that contain deliverables consisting of OCS Perfusion Sets and OCS Solutions. Customer contract deliverables may also include organ procurement, OCS perfusion management and transplant logistics services under the Company's NOP or OCS Console, whether sold or loaned to the customer. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements from which it derives revenue are the OCS Perfusion Sets, the OCS Solutions, the OCS Console, organ procurement, OCS perfusion management and transplant logistics services.

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

Revenue from sales to customers of OCS Perfusion Sets, OCS Solutions and OCS Consoles is classified as net product revenue in the Company's consolidated statements of operations. Revenue from sales to customers of organ procurement, OCS perfusion management and transplant logistics services is classified as service revenue in the Company’s consolidated statements of operations.

Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or services. When a customer order includes disposable sets and organ procurement, OCS perfusion management or transplant logistics services, the Company has determined that the disposable sets and services constitute separate performance obligations and recognizes revenue as the disposable sets and services are each delivered to the customer.

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

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of December 31, 2024 and 2023.

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

Distributors

The Company markets and sells its products to end customers globally. A small portion of the Company’s revenue is generated by sales to a limited number of distributors in Europe and Asia-Pacific. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as selling, general and administrative expenses.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled $(0.7) million, $0.3 million and $(1.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees, non-employees and directors based on the fair value of the award on the date of grant. The fair value of option awards is measured using the Black-Scholes option-pricing model. The fair value of restricted common stock awards is measured based on the difference between market value of the Company’s common stock on date of grant and the purchase price (if any). The Company measures compensation expense for restricted common stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Generally, the Company issues awards with only service-based vesting conditions. Compensation expense for those awards is recognized over the vesting period of the respective award using the straight-line method. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. When the unvested portion of an award is forfeited, the Company reverses compensation expense previously recognized in the period of the forfeiture.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are foreign currency translation adjustments and unrealized gains (losses) on marketable securities. As of December 31, 2024, accumulated other comprehensive income (loss) on the consolidated balance sheets consists only of foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2023-09 allows for adoption using either a prospective or retrospective method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3.
Acquisition of Summit

On August 16, 2023, the Company acquired Summit pursuant to the terms of an equity purchase agreement. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled TransMedics to add aviation transportation services to its NOP and become a comprehensive national provider of donor organ procurement and delivery in the United States.

The acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values. The preliminary purchase consideration of $14.9 million reflected an upfront cash payment of $18.0 million, net of cash acquired and working capital adjustments. In 2024, the Company recorded a final working capital adjustment of $0.4 million to the purchase price and goodwill. The Company’s consolidated financial statements as of December 31, 2024 reflect the final allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition.

The following tables summarize the final allocation of the purchase price (in thousands):

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

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$28,027	$25,823
Work-in-process	3,274	3,806
Finished goods	15,253	14,606
	$46,554	$44,235

The Company recorded an immaterial out-of-period adjustment in the fourth quarter of 2024 to reduce inventory by $2.1 million due to inventory-related transactions not being recorded timely and accurately. This adjustment is immaterial to both the current and prior periods.

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Transplant aircraft	$252,090	$141,855
Flight school aircraft	3,717	3,484
OCS Consoles	19,193	14,491
Manufacturing equipment	10,496	6,898
Computer equipment and software	3,979	3,021
Laboratory equipment	2,904	1,875
Office, trade show and training equipment	4,698	4,006
Leasehold improvements	22,949	13,354
Construction-in-progress	6,658	6,250
	326,684	195,234
Less: Accumulated depreciation and amortization	(40,714)	(21,293)
	$285,970	$173,941

During the years ended December 31, 2024, 2023 and 2022, total depreciation and amortization expense was $19.6 million, $8.1 million and $3.5 million, respectively. Construction-in-progress as of December 31, 2024 primarily relates to capitalized internal-use software that has not yet been placed in service. Construction-in-progress as of December 31, 2023 primarily related to construction of a commercial aircraft hangar at Bozeman Yellowstone International Airport in Bozeman, Montana. The aircraft hangar was placed in service in June 2024 and is included in leasehold improvements as of December 31, 2024. The Company capitalized costs associated with the development of internal-use software of $4.4 million in the year ended December 31, 2024, included in construction-in-progress. The Company did not have capitalized costs for internal-use software in the years ended December 31, 2023 and 2022.

Substantially all of the Company's property, plant and equipment are held in the United States.

6. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million and $12.0 million as of December 31, 2024 and 2023, respectively, and related to the Company’s acquisition of Summit. The decrease in goodwill from the year ended December 31, 2023 was due to final working capital adjustments to the purchase price of Summit. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$265	$2,055
Other	12	110	13	97
		$2,430	$278	$2,152

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$73	$2,247
Other	12	110	3	107
		$2,430	$76	$2,354

Amortization expense is recorded within selling, general and administrative expense. Amortization expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

Future amortization expense of the intangible assets as of December 31, 2024, is expected to be as follows (in thousands):

Year Ending December 31,
2025	$203
2026	203
2027	203
2028	203
2029	203
Thereafter	1,137
$2,152

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and related expenses	$22,523	$20,300
Accrued transportation costs	3,818	4,381
Accrued research, development and clinical trials expenses	4,179	1,771
Accrued other	14,632	11,769
	$45,152	$38,221

8.
Long-Term Debt and Financing Arrangements

Convertible Senior Notes

Convertible senior notes consisted of the following (in thousands):

	December 31,
	2024	2023
Principal amount of convertible senior notes	$459,996	$460,000
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	460,000
Debt discount, net of accretion	(10,057)	(12,860)
Convertible senior notes, net of discount and current portion	$449,939	$447,140

As of December 31, 2024, the estimated fair value of the Notes was $473.3 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

A conditional conversion feature of the Notes was triggered on June 30, 2024 and again on September 30, 2024, as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of each of the quarters ended June 30, 2024 and September 30, 2024, respectively, and the Notes therefore became convertible at the noteholders’ election in the immediately following calendar quarters ended September 30, 2024 and December 31, 2024, respectively. If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

The Company accounts for the Notes as a single liability in accordance with ASC Topic 470-20 as the Company concluded that embedded conversion features within the Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Notes totaling $14.6 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Notes on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2024 and 2023, the Company recognized $9.7 million and $6.2 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of the debt issuance costs. During the years ended December 31, 2024 and 2023, the effective interest rate on the outstanding Notes was approximately 2.1%.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $52.1 million incurred to purchase the Capped Calls was recorded as a reduction to common stock on the accompanying consolidated balance sheets.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(628)	(936)
Long-term debt, net of discount and current portion	$59,372	$59,064

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At the Company’s option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement, without a prepayment fee.

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

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain) for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. As discussed above, the definition of consolidated adjusted EBITDA was amended to include the pro forma effect of acquisitions. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of December 31, 2024, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

As of December 31, 2024, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 6.4%. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $4.7 million, $4.6 million and $3.7 million, respectively, in interest expense related to the stated interest rate on outstanding borrowings and amortization of the debt issuance costs. During the years ended December 31, 2024, 2023 and 2022, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.7%, 7.7% and 6.6%, respectively.

9.
Equity

Preferred Stock

As of December 31, 2024, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s boards of directors upon issuance.

Common Stock

As of December 31, 2024, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors, as described above. Through December 31, 2024, no dividends had been declared or paid.

Warrants

In April 2024, warrants for the purchase of 14,440 shares of common stock at an exercise price of $17.47 per share were exercised in a cashless exercise resulting in the issuance of 11,735 shares of common stock. In November 2022, warrants were exercised to purchase 50,000 shares of common stock at an exercise price of $8.75 per share for total proceeds of $0.4 million. As of December 31, 2024, the Company had no outstanding warrants.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of December 31, 2024, 897,989 shares of common stock were available for issuance under the Amended Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's board of directors approved an increase of 500,000 to shares available under the Inducement Plan. As of December 31, 2024, 536,871 shares of common stock remained available for issuance under the Inducement Plan.

Awards granted under the 2019 Plan and Inducement Plan vest over periods determined by the board of directors and expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of common stock of TransMedics Group were initially reserved for issuance under the 2019 ESPP. During the year ended December 31, 2024, 31,303 shares were issued under the 2019 ESPP and as of December 31, 2024, 233,256 shares remained available for issuance under the 2019 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.25%	4.15%	2.33%
Expected term (in years)	6.03	6.03	6.03
Expected volatility	68%	69%	59%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s option activity since December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	3,289,051	$30.69	7.52	$159,343
Granted	379,828	88.26
Exercised	(796,764)	26.12
Forfeited	(96,905)	58.85
Expired	(1,654)	64.48
Outstanding as of December 31, 2024	2,773,556	$38.88	6.71	$76,855
Vested and expected to vest as of December 31, 2024	2,773,556	$38.88	6.71	$76,855
Options exercisable as of December 31, 2024	1,837,750	$29.54	5.95	$62,463

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $80.1 million, $31.0 million and $15.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $57.12 per share, $41.75 per share and $11.32 per share, respectively.

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

The following table summarizes the Company's restricted common stock activity since December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2023	9,606	$72.83
Issued	4,160	156.00
Vested	(9,606)	72.83
Forfeited	—	—
Unvested restricted common stock as of December 31, 2024	4,160	$156.00

The aggregate fair value of restricted stock that vested during the years ended December 31, 2024 and 2023 was $1.4 million and $1.7 million, respectively. There was no restricted stock vesting during the year ended December 31, 2022. The Company granted restricted common stock during the years ended December 31, 2024, 2023 and 2022 with a weighted average grant-date fair value of $156.00, $72.75 and $28.74 per share, respectively.

Restricted Common Stock Units

The following table summarizes the Company's restricted common stock unit activity since December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	328,366	$64.38
Granted	253,865	89.60
Vested	(103,372)	65.62
Forfeited	(48,609)	72.11
Unvested restricted stock units as of December 31, 2024	430,250	$78.09

The aggregate fair value of restricted stock units that vested during the year ended December 31, 2024 was $11.3 million. There was no restricted stock units vesting during the years ended December 31, 2023 and 2022. The Company granted restricted common stock units during the years ended December 31, 2024 and 2023 with a weighted average grant-date fair value of $89.60 and $63.74 per share, respectively. The Company did not grant restricted common stock units during the year ended December 31, 2022.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$1,480	$438	$125
Research, development and clinical trials expenses	4,194	2,823	1,465
Selling, general and administrative expenses	27,550	16,530	8,731
	$33,224	$19,791	$10,321

As of December 31, 2024, total unrecognized compensation cost related to unvested share-based awards was $54.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

11.
Income Taxes

Income (Loss) Before Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$35,318	$(27,038)	$(36,416)
Foreign	462	367	251
	$35,780	$(26,671)	$(36,165)

Tax Provision Components

The components of income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$—	$—	$—
State	216	25	—
Foreign	100	24	66
Deferred income tax expense (benefit):
Federal	—	(1,292)	—
State	—	(400)	—
Foreign	—	—	—
Income tax expense (benefit)	$316	$(1,643)	$66

The Company recorded a deferred tax benefit of $1.7 million for the release of a portion of its valuation allowance related to the net deferred tax liabilities recorded in purchase accounting during the year ended December 31, 2023. As part of the allocation of the purchase price of Summit, the Company recorded deferred tax liabilities for the differences between the fair value recognized in purchase accounting and the tax basis of property, plant and equipment and intangible assets. The net deferred tax liability is a source of income to support the recognition of a portion of its existing deferred tax assets. Therefore, the Company released the same amount of its valuation allowance. The Company maintains a valuation allowance on its overall net deferred tax asset as it deems it more likely than not that the net deferred tax asset will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.2)%	(7.1)%	(5.4)%
Federal and state research and development tax credits	(12.0)%	(10.2)%	(5.4)%
State deferred tax adjustment	(1.3)%	(27.5)%	—
Nondeductible items	3.1%	1.2%	0.7%
Stock-based compensation expense	(38.5)%	(5.7)%	(3.5)%
Deferred tax effect of change in state blended rate	6.2%	(5.9)%	16.2%
Return to provision	2.5%	(1.5)%	2.6%
Other	0.1%	(0.1)%	0.1%
Change in deferred tax asset valuation allowance	22.0%	71.6%	15.8%
Effective income tax rate	0.9%	(6.2)%	0.1%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$106,684	$99,332
Capitalized research and development expense	23,157	14,062
Acquired in-process research and development expenses	6,181	7,275
Research and development tax credit carryforwards	20,232	16,195
Accrued expenses	5,820	5,657
Stock-based compensation expense	8,103	6,704
Lease liability	2,180	2,600
Section 163(j) interest	280	191
Other	578	400
Total deferred tax assets	173,215	152,416
Deferred tax liabilities:
Property, plant and equipment	(22,256)	(9,055)
Right-of-use assets	(1,554)	(1,721)
Intangible assets	(546)	(654)
Total deferred tax liabilities	(24,356)	(11,430)
Valuation allowance	(148,859)	(140,986)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $404.1 million, which may be available to offset future taxable income, of which $204.6 million of the total net operating loss carryforwards expire at various dates between 2025 and 2037, while the remaining $199.5 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, the Company had state net operating loss carryforwards of $349.6 million, which may be available to offset future taxable income and expire at various dates between 2030 and 2044. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $13.2 million and $8.3 million, respectively, which may be available to offset future tax liabilities and expire at various dates between 2025 and 2044. As of December 31, 2024, the Company had no foreign net operating loss carryforwards.

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

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance has been recorded.

As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company's policy is to record any interest or penalties related to income taxes as part of the income tax provision.

The Company generated research credits for the tax years ending after December 31, 2001 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2024. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending federal or state tax examinations. The Company has open tax years subject to examination from fiscal year 2021 to present. To the extent that the Company has carryforward attributes, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in the future.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 related primarily to current year federal and state net operating losses generated, capitalized research and development costs, and federal and state research and development tax credits generated, partially offset by an increase in deferred tax liabilities related to depreciation expense. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to current year federal and state net operating losses generated, acquired IPR&D and capitalized research and development costs. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to the capitalization of research and development costs required under Section 174 and current year federal and state net operating losses generated, partially offset by a decrease in deferred tax assets related to state net operating loss carryforwards due to a change in the state effective tax rate. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$(140,986)	$(121,891)	$(116,164)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(7,873)	(19,095)	(5,727)
Valuation allowance as of end of year	$(148,859)	$(140,986)	$(121,891)

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

In connection with the acquisition of Summit, the Company acquired a 20-year operating lease with one 10-year renewal option, for space at the Bozeman Yellowstone International Airport in Bozeman, Montana where the Company constructed a commercial aircraft hangar (see Note 3).

In June 2024, the Company entered into a lease for office and hangar space in Dallas, Texas that expires June 30, 2027, subject to certain early termination provisions. Fixed monthly payments total $1.7 million over the three-year term of the lease. The Company is also obligated to pay the landlord certain variable costs. The Company recorded a right-of-use asset and related lease liability of $1.5 million in the third quarter of 2024, upon commencement of the lease.

The Company also leases office space for its NOP and hangar space for its aircraft at various locations in the United States under short-term leases.

The components of the Company’s lease expense under ASC 842 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,215	$1,692	$1,353
Short-term lease cost	1,861	1,606	806
Variable lease cost	1,920	1,495	718
	$5,996	$4,793	$2,877

Supplemental disclosure of cash flow information related to the leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,916	$2,246	$1,948

The weighted-average remaining lease term as of December 31, 2024 and 2023 was 3.7 years and 4.7 years, respectively. The weighted-average discount rate as of December 31, 2024 and 2023 was 6.9%. Because the interest rate implicit in the leases was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the leases.

Future payments for the Company’s operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$3,259
2026	3,326
2027	3,117
2028	25
2029	25
Thereafter	584
Total future minimum lease payments	10,336
Less: imputed interest	(1,360)
Total operating lease liabilities	$8,976

The following table represents operating lease liabilities on the consolidated balance sheets (in thousands):

December 31, 2024
Current operating lease liabilities	$2,727
Operating lease liabilities, net of current portion	6,249
Total operating lease liabilities	$8,976

13.
Commitments and Contingencies

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2023, the Company instituted an employer matching program for the 401(k) plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the years ended December 31, 2024 and 2023, the Company recorded expense of $3.3 million and $1.4 million, respectively, related to these matching contributions. Prior to 2023, the Company had not made any contributions to the plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, negligence or willful misconduct, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers.

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of December 31, 2024 was $5.0 million.

Legal Proceedings

On February 14, 2025, a class action captioned Merly Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company in the United States District Court for the District of Massachusetts. The complaint purports to assert claims against the Company and certain of its current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in the Company’s 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company's common stock during the class period.

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. At this time, the Company is unable to predict the outcome of the class action litigation or reasonably estimate a range of possible losses. The Company expenses as incurred the costs related to such legal proceedings.

14. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$15,755	$10,548	$7,967
Heart total revenue	96,663	59,080	29,902
Liver total revenue	309,462	151,719	46,169
Total United States OCS transplant revenue	421,880	221,347	84,038
All other countries
Lung revenue	1,926	1,272	880
Heart revenue	13,198	14,012	8,451
Liver revenue	158	104	90
Total all other countries OCS transplant revenue	15,282	15,388	9,421
Total OCS transplant revenue	$437,162	$236,735	$93,459
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $4.4 million and $4.9 million for the years ended December 31, 2024 and 2023, is not included in this table.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products, which are recorded as a reduction of revenue. The Company records the reduction of revenue in the same period as the revenue is recognized and records a corresponding accrual for its estimate of the payments. The Company updates its clinical trial accrual estimates as information related to clinical trial payments is received with a corresponding adjustment to revenue. The reconciliation of gross product revenue to net product revenue for these certain payments is shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross product revenue from sales to customers	$273,680	$176,047	$77,854
Less: clinical trial payment estimates	(186)	(22)	(1,380)
Total net product revenue	$273,866	$176,069	$79,234

The Company also makes payments to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products and records such payments as operating expenses. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $6.0 million, $2.4 million and $1.9 million, respectively, of operating expense related to these costs.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group (the “CODM”), in deciding how to allocate resources and assess performance. The CODM of the Company is the Chief Executive Officer. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and the Company’s operations are managed on a consolidated basis to decide where to allocate and invest additional resources within the business to continue growth. The CODM also utilizes the consolidated balance sheet for resource allocation and segment asset information is not provided to the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$441,540	$241,623	$93,459
Less:
Cost of net product revenue	58,345	41,015	16,970
Cost of service revenue	121,114	46,515	11,217
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	21,927	15,489	9,818
Laboratory supplies and research materials	13,990	7,939	5,404
Consulting and third-party services	12,920	5,788	5,277
Clinical trials costs	478	1,077	1,778
Facility related and other	6,653	5,762	4,535
Acquired in-process research and development expenses	—	27,212	—
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	109,475	72,717	40,551
Professional and consultant fees	18,313	17,401	7,991
NOP support	12,289	11,985	8,463
Tradeshows and conferences	4,328	4,575	4,788
Facility related and other	24,212	12,875	8,104
Other segment items(1)	2,032	(3,699)	4,794
Net income (loss)	$35,464	$(25,028)	$(36,231)

(1) Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

15. Net Income (Loss) per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$35,464	$(25,028)	$(36,231)

Denominator:
Weighted average basic common shares outstanding	33,229,953	32,517,372	29,556,633
Effect of dilutive securities:
Options to purchase common stock	1,783,507	—	—
Restricted stock units	193,476	—	—
Warrants to purchase common stock	3,470	—	—
Restricted stock awards	3,197	—	—
Employee stock purchase plan	3,234	—	—
Weighted average dilutive common shares outstanding	35,216,837	32,517,372	29,556,633
Net income (loss) per share:
Basic	$1.07	$(0.77)	$(1.23)
Diluted	$1.01	$(0.77)	$(1.23)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Convertible senior notes	4,893,838	3,150,834	—
Options to purchase common stock	371,502	2,595,161	3,295,161
Employee stock purchase plan	10,170	13,262	15,892
Restricted stock units	9,912	141,906	—
Restricted stock awards	1,125	13,586	14,851
Warrants to purchase common stock	—	14,440	57,043
	5,286,547	5,929,189	3,382,947

16. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President, Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.5 million in total compensation in the year ended December 31, 2024 and $0.4 million in total compensation in each of the years ended December 31, 2023 and 2022, for her services as an employee.

17. Subsequent Events

In separate transactions in January 2025 and February 2025, the Company acquired two fixed-wing aircraft from two separate sellers for a total purchase price of $28.4 million. The Company plans to utilize these aircraft as part of the NOP's aviation transportation services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over inventory movement within its manufacturing network. Specifically, while effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls were not designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. The material weakness resulted in immaterial misstatements to inventory, cost of net product revenue, selling, general and administrative expenses and research and development expenses, in the interim consolidated financial statements for the quarterly and year-to-date periods ended March 31, 2024, June 30, 2024 and September 30, 2024. Additionally, the material weakness could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Remediation Plan

We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, is in the process of assessing and finalizing its plan for remediation for the material weakness described above. We intend to remediate this material weakness as soon as possible, and we have begun assessing our design of internal controls to remediate the aforementioned control deficiency. The Company will remediate by designing and implementing control activities to ensure the movement of inventory is timely and accurately recorded throughout the course of the year.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our fiscal quarter ended December 31, 2024, certain of our directors and officers entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of these Rule 10b5-1 trading plans in the table below.

Rule 10b5-1 Trading Plans

Maximum
Number
of Securities to
			Scheduled		be Purchased or
	Action	Commencement	Termination		Sold Pursuant to	Covers
	and Date	of Trading	of Trading	Security	the Rule 10b5-1	Purchase
Director/Officer	of Action	Period	Period (1)	Covered	Trading Plan (2)	Or Sale
Tamer Khayal	Adoption 12/05/2024	7-Mar-25	9-Mar-26	Common Stock	33,269(3)	Sale
Edward Basile	Adoption 11/06/2024	28-Feb-25	13-Feb-26	Common Stock	19,285	Sale

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
(3)
The maximum number of securities to be sold pursuant to the Rule 10b5-1 Trading Plan is equal to 33,269, plus shares that may be received by Dr. Khayal in connection with vesting of restricted stock units prior to the scheduled termination date.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company’s directors, officers, employees, and other covered persons. The Company’s insider trading policy also applies to transactions by the Company in its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and exchange listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages 81 through 115 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

4.3

Indenture, dated as of May 11, 2023, by and between TransMedics Group, Inc. and U.S. Bank Trust Company, National Association (including the form of the 1.50% Convertible Senior Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

4.4	Form of Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

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

10.9#	Amended and Restated 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 26, 2023)

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

10.34++

Assumption Agreement, dated as of December 22, 2023, by Summit Aviation, Inc. and Northside Property Group, LLC in favor of Canadian Imperial Bank of Commerce, as administrative agent and collateral agent for lenders party to the Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2024).

10.35

Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., TransMedics, Inc., TransMedics B.V. and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022).

10.36+

Development and Supply Agreement dated as of May 24, 2005 by and between the Registrant and Fresenius Kabi AB (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.37+

Contract Manufacturing Agreement dated as of April 1, 2015 by and between the Registrant and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.38+

Amendment to Executive Retention Agreement, by and between TransMedics, Inc. and Stephen Gordon, dated April 10, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on April 13, 2020).

10.39

Omnibus Amendment #2 to Lease, dated as of June 1, 2020, by and among the Company and Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38891) filed with the SEC on August 7, 2020).

10.40	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

10.41#	Transition Agreement, by and between TransMedics, Inc. and Stephen Gordon, dated December 2, 2024

10.42#	Offer Letter dated as of November 26, 2024, by and between TransMedics, Inc. and Gerardo Hernandez

10.43#	Executive Retention Agreement, dated as of November 26, 2024, by and between the Registrant and Gerardo P. Hernandez Omana

19.1*	TransMedics Group, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

TransMedics Group Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2024)

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

TransMedics Group, Inc.

Date: February 27, 2025	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Waleed H. Hassanein, M.D.	President, Chief Executive Officer, Director	February 27, 2025
Waleed H. Hassanein

/s/ Gerardo Hernandez	Chief Financial Officer and Treasurer	February 27, 2025
Gerardo Hernandez

/s/ James R. Tobin	Chairman of the Board of Directors	February 27, 2025
James R. Tobin

/s/ Edward M. Basile	Director	February 27, 2025
Edward M. Basile

/s/ Thomas J. Gunderson	Director	February 27, 2025
Thomas J. Gunderson

/s/ Edwin M. Kania, Jr.	Director	February 27, 2025
Edwin M. Kania, Jr.

/s/ David Weill, M.D.	Director	February 27, 2025
David Weill, M.D.

/s/ Merilee Raines	Director	February 27, 2025
Merilee Raines

/s/ Stephanie Lovell	Director	February 27, 2025
Stephanie Lovell