Form 10-Q
period 2025-03-31
TransMedics Group, Inc.
filed 2025-05-08
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 33,833,788 shares of common stock, no par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described or referenced in the section titled “Risk Factors,” which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
our ability to sustain profitability;
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

i

•
the impact of healthcare policy changes, including recently enacted or potential future legislation reforming the U.S. healthcare system or the FDA;
•
the performance of our third-party suppliers and manufacturers;
•
our use of third parties to transport donor organs and medical personnel for our NOP and our ability to maintain and grow our transplant logistics capabilities to support our NOP to reduce dependence on third party transportation, including by means of attracting, training and retaining pilots, and the acquisition, maintenance or replacement of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$310,143	$336,650
Accounts receivable	142,026	97,722
Inventory	43,380	46,554
Prepaid expenses and other current assets	10,369	16,290
Total current assets	505,918	497,216
Property, plant and equipment, net	311,244	285,970
Operating lease right-of-use assets	6,007	6,481
Restricted cash	500	500
Goodwill	11,549	11,549
Acquired intangible assets, net	2,101	2,152
Other non-current assets	211	208
Total assets	$837,530	$804,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,595	$10,292
Accrued expenses and other current liabilities	40,139	45,152
Deferred revenue	2,078	1,742
Operating lease liabilities	2,791	2,727
Total current liabilities	55,603	59,913
Convertible senior notes, net	450,650	449,939
Long-term debt, net	59,448	59,372
Operating lease liabilities, net of current portion	5,521	6,249
Total liabilities	571,222	575,473
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 33,827,880 shares and 33,617,972 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	709,194	697,208
Accumulated other comprehensive loss	(327)	(364)
Accumulated deficit	(442,559)	(468,241)
Total stockholders' equity	266,308	228,603
Total liabilities and stockholders' equity	$837,530	$804,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Net product revenue	$88,234	$61,325
Service revenue	55,303	35,525
Total revenue	143,537	96,850
Cost of revenue:
Cost of net product revenue	16,312	14,084
Cost of service revenue	38,997	22,804
Total cost of revenue	55,309	36,888
Gross profit	88,228	59,962
Operating expenses:
Research, development and clinical trials	17,160	11,380
Selling, general and administrative	43,625	36,161
Total operating expenses	60,785	47,541
Income from operations	27,443	12,421
Other income (expense):
Interest expense	(3,461)	(3,598)
Interest income and other income (expense), net	2,694	3,570
Total other expense, net	(767)	(28)
Income before income taxes	26,676	12,393
Provision for income taxes	(994)	(196)
Net income	$25,682	$12,197
Net income per share:
Basic	$0.76	$0.37
Diluted	$0.70	$0.35
Weighted average common shares outstanding:
Basic	33,721,603	32,760,190
Diluted	39,914,487	34,678,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$25,682	$12,197
Other comprehensive income:
Foreign currency translation adjustment	37	17
Total other comprehensive income	37	17
Comprehensive income	$25,719	$12,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603
Issuance of common stock upon the exercise of common stock options	77,101	1,742	—	—	1,742
Issuance of common stock in connection with employee stock purchase plan	24,268	1,286	—	—	1,286
Restricted common stock forfeitures	(2,880)	—	—	—	—
Vesting of restricted stock units	111,419	—	—	—	—
Stock-based compensation expense	—	8,958	—	—	8,958
Foreign currency translation adjustment	—	—	37	—	37
Net income	—	—	—	25,682	25,682
Balances at March 31, 2025	33,827,880	$709,194	$(327)	$(442,559)	$266,308

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2023	32,670,803	$641,106	$(199)	$(503,705)	$137,202
Issuance of common stock upon the exercise of common stock options	113,023	2,547	—	—	2,547
Issuance of common stock in connection with employee stock purchase plan	9,506	638	—	—	638
Vesting of restricted stock units	58,044	—	—	—	—
Stock-based compensation expense	—	6,870	—	—	6,870
Foreign currency translation adjustment	—	—	17	—	17
Net income	—	—	—	12,197	12,197
Balances at March 31, 2024	32,851,376	$651,161	$(182)	$(491,508)	$159,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$25,682	$12,197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	6,137	4,302
Stock-based compensation expense	8,958	6,870
Non-cash interest expense and end of term accretion expense	787	772
Non-cash lease expense	474	321
Unrealized foreign currency transaction (gains) losses	(573)	199
Loss on disposal of fixed assets	80	—
Changes in operating assets and liabilities
Accounts receivable	(44,134)	(18,407)
Inventory	2,003	(5,613)
Prepaid expenses and other current assets	1,928	(1,576)
Other non-current assets	—	(24)
Accounts payable	781	(2,039)
Accrued expenses and other current liabilities	(4,644)	(49)
Deferred revenue	330	108
Operating lease liabilities	(664)	(496)
Net cash used in operating activities	(2,855)	(3,435)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,038)	(44,172)
Net cash used in investing activities	(27,038)	(44,172)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,742	2,547
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,286	638
Net cash provided by financing activities	3,028	3,185
Effect of exchange rate changes on cash and restricted cash	358	(173)
Net decrease in cash and restricted cash	(26,507)	(44,595)
Cash and restricted cash, beginning of period	337,150	395,312
Cash and restricted cash, end of period	$310,643	$350,717
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$1,275	$1,215
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,136	$1,180
Reconciliation of cash and restricted cash:
Cash	$310,143	$350,217
Restricted cash	500	500
Total cash and restricted cash shown in the statement of cash flows	$310,643	$350,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $310.1 million as of March 31, 2025 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

The Company is subject to risks and uncertainties common to companies in the medical device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Products currently under development will require additional research and development efforts, including additional clinical testing and regulatory approval, prior to commercialization. These efforts require additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval on its expected timeline, or at all, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been made. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the resulting goodwill, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2025 and December 31, 2024, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of revenue. As of March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% convertible senior notes due 2028 (the “Notes”) are carried at the face value less unamortized debt discount and issuance costs on the accompanying condensed consolidated balance sheets, and the fair value of the Notes is presented at each reporting period for disclosure purposes only (see Note 7).

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of March 31, 2025 and December 31, 2024, spare parts inventory of $4.0 million is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of March 31, 2025 and December 31, 2024, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized gains totaled $0.5 million for the three months ended March 31, 2025 and realized and unrealized losses totaled $0.2 million for the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the full fiscal year ending December 31, 2025. The Company is currently assessing the impact of the adoption of this guidance.

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

3. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$24,949	$28,027
Work-in-process	3,791	3,274
Finished goods	14,640	15,253
	$43,380	$46,554

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Transplant aircraft	$280,768	$252,090
Flight school aircraft	3,717	3,717
OCS Consoles	20,478	19,193
Manufacturing equipment	11,076	10,496
Computer equipment and software	3,987	3,979
Laboratory equipment	2,975	2,904
Office, trade show and training equipment	4,750	4,698
Leasehold improvements	22,946	22,949
Construction-in-progress	7,438	6,658
	358,135	326,684
Less: Accumulated depreciation and amortization	(46,891)	(40,714)
	$311,244	$285,970

During the three months ended March 31, 2025 and 2024, total depreciation and amortization expense was $6.1 million and $4.3 million, respectively. The Company capitalized costs associated with the development of internal use software of $1.8 million in the three months ended March 31, 2025, included in construction-in-progress. The Company has not yet placed the assets in service, therefore gross and net book value of capitalized internal use software is $6.2 million and $4.4 million as of March 31, 2025 and December 31, 2024, respectively. The Company did not have capitalized costs associated with the development of internal use software in the three months ended March 31, 2024.

Substantially all of the Company's tangible property, plant and equipment are held in the United States.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of March 31, 2025 and December 31, 2024, and related to the Company’s 2023 acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$314	$2,006
Other	12	110	15	95
		$2,430	$329	$2,101

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$265	$2,055
Other	12	110	13	97
		$2,430	$278	$2,152

Amortization expense is recorded within selling, general and administrative expense. Amortization expense was $0.1 million for each of the three months ended March 31, 2025 and 2024. Future amortization expense of the intangible assets as of March 31, 2025 is expected to be as follows (in thousands):

Year Ending December 31,
2025 (nine months)	$152
2026	203
2027	203
2028	203
2029	203
Thereafter	1,137
$2,101

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and related expenses	$13,846	$22,523
Accrued transportation costs	3,650	3,818
Accrued research, development and clinical trials expenses	4,863	4,179
Accrued professional fees	4,003	2,445
Accrued other	13,777	12,187
	$40,139	$45,152

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net of accretion	(9,346)	(10,057)
Convertible senior notes, net of discount and current portion	$450,650	$449,939

As of March 31, 2025, the estimated fair value of the Notes was $504.9 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

During each of the three months ended March 31, 2025 and 2024, the Company recognized $2.4 million in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three months ended March 31, 2025 and 2024, the effective interest rate on the outstanding Notes was approximately 2.1%.

Capped Call Transactions

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $52.1 million incurred to purchase the Capped Calls was recorded as a reduction to common stock on the accompanying condensed consolidated balance sheets.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(552)	(628)
Long-term debt, net of discount and current portion	$59,448	$59,372

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC, the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company and CIBC and the Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among the Company and CIBC (as amended, the “CIBC Credit Agreement”), pursuant to which the Company borrowed $60.0 million.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. At the Company’s option, the Company may prepay borrowings outstanding under the CIBC Credit Agreement.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of March 31, 2025, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three months ended March 31, 2025 and 2024, the Company recognized $1.0 million and $1.2 million, respectively, in interest expense related to the CIBC borrowings. During the three months ended March 31, 2025 and 2024, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8% and 7.8%, respectively. As of March 31, 2025, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 6.3%.

8. Stock-Based Compensation

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of March 31, 2025, 436,485 shares of common stock were available for issuance under the Amended Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's Board of Directors approved an increase of 500,000 to shares available under the Inducement Plan. As of March 31, 2025, 427,410 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the three months ended March 31, 2025, 24,268 shares of common stock were issued under the 2019 ESPP and as of March 31, 2025, 208,988 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the three months ended March 31, 2025, the Company granted options under the 2019 Plan and the Inducement Plan with service-based vesting for the purchase of an aggregate of 286,732 shares of common stock with a weighted average grant-date fair value of $49.16 per share.

Restricted Stock Unit Activity

During the three months ended March 31, 2025, the Company granted 325,064 RSUs under the 2019 Plan and the Inducement Plan with service-based vesting conditions and a weighted average grant-date fair value of $75.18 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$300	$364
Research, development and clinical trials expenses	1,316	878
Selling, general and administrative expenses	7,342	5,628
	$8,958	$6,870

As of March 31, 2025, total unrecognized compensation cost related to unvested share-based awards was $83.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

9. Net Income (Loss) per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$25,682	$12,197
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	2,345	—
Net income, diluted	$28,027	$12,197

Denominator:
Weighted average basic common shares outstanding	33,721,603	32,760,190
Effect of dilutive securities:
Convertible senior notes	4,893,805	—
Options to purchase common stock	1,200,858	1,773,345
Restricted stock units	98,221	126,797
Warrants to purchase common stock	—	11,379
Restricted stock awards	—	7,184
Weighted average dilutive common shares outstanding	39,914,487	34,678,895
Net income per share:
Basic	$0.76	$0.37
Diluted	$0.70	$0.35

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Convertible senior notes	—	4,893,848
Options to purchase common stock	900,069	577,604
Employee stock purchase plan	38,011	24,413
Restricted stock units	167,193	1,356
Restricted stock awards	4,128	—
	1,109,401	5,497,221

10. Commitments and Contingencies

Operating Leases

There have been no material changes to the Company’s leases during the three months ended March 31, 2025. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2024.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three months ended March 31, 2025 and 2024, the Company recorded expense of $1.1 million and $0.6 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of March 31, 2025 was $5.0 million.

Legal Proceedings

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “Class Period”). Plaintiff seeks to recover unspecified damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in the Company’s 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company’s common stock during the Class Period. On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., No. Case 1:25-cv-10778). The complaint alleges claims substantially similar to those alleged in the Jewik action and also seeks unspecified damages. On April 15, 2025, several purported stockholders filed motions seeking to consolidate the Jewik and Collins actions and seeking appointment as lead plaintiff in the consolidated action. Those motions remain pending.

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

11. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$3,636	$4,706
Heart total revenue	26,266	20,224
Liver total revenue	108,715	66,926
Total United States OCS transplant revenue	138,617	91,856
All other countries
Lung revenue	375	960
Heart revenue	3,550	3,131
Liver revenue	140	—
Total all other countries OCS transplant revenue	4,065	4,091
Total OCS transplant revenue	$142,682	$95,947
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $0.9 million for each of the three months ended March 31, 2025 and 2024, is not included in this table.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products, which are recorded as a reduction of revenue. The Company records the reduction of revenue and a corresponding accrual for its estimate of the payments in the same period as the revenue is recognized. The Company updates its accrual estimates as information related to these payments is received with a corresponding adjustment to revenue. For each of the three months ended March 31, 2025 and 2024, the net impact of adjustments to revenue for such payments was insignificant.

The Company also makes payments to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products and records such payments as operating expenses. For the three months ended March 31, 2025 and 2024, the Company recorded $1.3 million and $1.5 million, respectively, of operating expense related to these costs.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$143,537	$96,850
Less:
Cost of net product revenue	16,312	14,084
Cost of service revenue	38,997	22,804
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	6,252	5,264
Laboratory supplies and research materials	4,956	2,314
Consulting and third-party services	4,173	2,007
Clinical trials costs	81	82
Facility related and other	1,698	1,713
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	27,671	24,387
Professional and consultant fees	7,558	3,765
NOP support	2,406	1,962
Tradeshows and conferences	426	983
Facility related and other	5,564	5,064
Other segment items(1)	1,761	224
Net income	$25,682	$12,197

(1) Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein approximately $0.4 million and $0.1 million in total compensation for the three months ended March 31, 2025 and 2024, respectively, for her services as an employee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2024 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. We developed the OCS to replace a decades-old standard of care that we believe is significantly limiting access to life-saving transplant therapy for hundreds of thousands of patients worldwide. Our innovative OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. As such, the OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. We have also developed our NOP, an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. Our transplant logistics services include aviation transportation, ground transportation, and other coordination activity. We believe the use of the OCS combined with the NOP has the potential to significantly increase the number of organ transplants and improve post-transplant outcomes.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $143.5 million and $96.9 million, and net income of $25.7 million and $12.2 million, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $442.6 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our transplant logistics capabilities, including hiring training and retaining pilots to scale our aviation transportation operations, to support our NOP and reduce dependence on third party transportation, including by means of the acquisition, maintenance or replacement of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

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

Economic Impacts

Inflation, changes in trade policies, and the imposition of or changes in the amount of duties and tariffs have and could continue to adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs. For example, we currently expect that tariffs related to a small portion of components that we import will moderately increase our cost of revenue in 2025. The global economy has experienced extreme volatility and disruptions, including significant volatility in commodity, other material and labor costs, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions have and could continue to result in a variety of risks to our business, including impacts on demand and pricing for our products and pricing and availability of raw materials and components for our products, which could make it difficult to forecast our inventory needs and financial results.

Key Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on their existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under our NOP in the United States. With the acquisition of Summit Aviation, Inc. and Northside Property Group, LLC, or together, Summit, in August 2023, the purchase of fixed-wing transplant aircraft and the addition of a logistics team, we have increased service revenue from our transplant logistics services.

Since our acquisition of Summit, we have continued to offer flight school training services, consistent with Summit's operations prior to the acquisition. During each of the three months ended March 31, 2025 and 2024, service revenue of $0.9 million was from Summit's legacy operations, unrelated to the NOP and organ transplant.

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

We expect that our revenue will increase over the long term as a result of the continued growth of the NOP in the United States. We also expect that our revenue will increase over the long term as a result of anticipated growth in non-U.S. sales if national healthcare systems begin to reimburse transplant centers for the use of the OCS, if transplant centers utilize the OCS in more transplant cases and if more transplant centers adopt the OCS in their programs. While we expect our revenue to increase over the long term, revenue from sales may fluctuate from quarter to quarter as the timing of organ transplant procedures is generally unpredictable, and we have observed periodic fluctuations in the availability of donor organs and transplant center surgeons, which impacts the volume of transplants.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ procurement and OCS perfusion management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. Cost of service revenue for the three months ended March 31, 2025 and 2024 also includes $0.6 million and $0.8 million, respectively, of costs from Summit's legacy operations unrelated to the NOP and organ transplant.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenue:
Net product revenue	$88,234	$61,325	$26,909
Service revenue	55,303	35,525	19,778
Total revenue	143,537	96,850	46,687
Cost of revenue:
Cost of net product revenue	16,312	14,084	2,228
Cost of service revenue	38,997	22,804	16,193
Total cost of revenue	55,309	36,888	18,421
Gross profit	88,228	59,962	28,266
Operating expenses:
Research, development and clinical trials	17,160	11,380	5,780
Selling, general and administrative	43,625	36,161	7,464
Total operating expenses	60,785	47,541	13,244
Income from operations	27,443	12,421	15,022
Other income (expense):
Interest expense	(3,461)	(3,598)	137
Interest income and other income (expense), net	2,694	3,570	(876)
Total other expense, net	(767)	(28)	(739)
Income before income taxes	26,676	12,393	14,283
Provision for income taxes	(994)	(196)	(798)
Net income	$25,682	$12,197	$13,485

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$3,636	$4,706	$(1,070)
Heart total revenue	26,266	20,224	6,042
Liver total revenue	108,715	66,926	41,789
Total United States OCS transplant revenue	138,617	91,856	46,761
All other countries
Lung total revenue	375	960	(585)
Heart total revenue	3,550	3,131	419
Liver total revenue	140	—	140
Total all other countries OCS transplant revenue	4,065	4,091	(26)
Total OCS transplant revenue	$142,682	$95,947	$46,735

We also had service revenue unrelated to OCS transplant of $0.9 million for each of the three months ended March 31, 2025 and 2024.

Revenue from customers in the United States related to OCS transplant was $138.6 million in the three months ended March 31, 2025 and increased by $46.8 million compared to the three months ended March 31, 2024, due to higher sales volumes of our OCS Liver and OCS Heart disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $4.1 million for each of the three months ended March 31, 2025 and 2024.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $2.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Cost of service revenue increased by $16.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross profit increased by $28.3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Overall gross margin was 61% and 62% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross margin from 2024 to 2025 was driven primarily by the relative increase in service revenue, which has a lower gross margin than product revenue. Gross margin from net product revenue was 82% and 77% for the three months ended March 31, 2025 and 2024, respectively. Gross margin from net product revenue increased from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to higher volume of product sales. Gross margin from service revenue was 29% and 36% for the three months ended March 31, 2025 and 2024, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to investments in our NOP network, including aviation-related expenditures, to prepare for future growth.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,252	$5,264	$988
Laboratory supplies and research materials	4,956	2,314	2,642
Consulting and third-party services	4,173	2,007	2,166
Clinical trials costs	81	82	(1)
Facility related and other	1,698	1,713	(15)
Total research, development and clinical trials expenses	$17,160	$11,380	$5,780

Total research, development and clinical trials expenses increased by $5.8 million from $11.4 million in the three months ended March 31, 2024 to $17.2 million in the three months ended March 31, 2025. Personnel related costs increased by $1.0 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $1.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Laboratory supplies and research materials costs increased by $2.6 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily due to our increased need for supplies and materials used for development of our next generation OCS. Consulting and third-party services costs increased by $2.2 million due to development efforts by our external development consultants for our next generation OCS program and other product development.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$27,671	$24,387	$3,284
Professional and consultant fees	7,558	3,765	3,793
NOP support	2,406	1,962	444
Tradeshows and conferences	426	983	(557)
Facility related and other	5,564	5,064	500
Total selling, general and administrative expenses	$43,625	$36,161	$7,464

Total selling, general and administrative expenses increased by $7.5 million from $36.2 million in the three months ended March 31, 2024 to $43.6 million in the three months ended March 31, 2025 due primarily to increases in personnel related costs and professional and consultant fees. Personnel related costs increased by $3.3 million primarily due to the continued expansion of our team to support the growth in our business, as well as an increase in stock-based compensation expense of $1.7 million and overall compensation increases. Personnel related costs included stock-based compensation expense of $7.3 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. Professional and consultant fees increased by $3.8 million due primarily to increased professional and legal fees related to an independent review of business practices following allegations raised in a short seller report released in January 2025.

Other Income (Expense)

Interest Expense

Interest expense was $3.5 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.3% as of March 31, 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended March 31, 2025 and 2024 included interest income of $2.3 million and $3.8 million, respectively, from interest earned on cash balances. The decrease in interest income was primarily due to lower yields and lower cash balances. Interest income and other income (expense), net for the three months ended March 31, 2025 and 2024 also included $0.5 million of realized and unrealized foreign currency transactions gains and $0.2 million of realized and unrealized foreign currency transactions losses, respectively.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may continue to incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At March 31, 2025, our principal source of liquidity was cash of $310.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(2,855)	$(3,435)
Net cash used in investing activities	(27,038)	(44,172)
Net cash provided by financing activities	3,028	3,185
Effect of exchange rate changes on cash and restricted cash	358	(173)
Net decrease in cash and restricted cash	$(26,507)	$(44,595)

Operating Activities

During the three months ended March 31, 2025, operating activities used $2.9 million of cash, primarily resulting from net cash used by changes in our operating assets and liabilities of $44.4 million, partially offset by net income of $25.7 million and net non-cash charges of $15.9 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of an increase in accounts receivable of $44.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $3.9 million, partially offset by decreases in inventory of $2.0 million and prepaid expenses and other current assets of $1.9 million.

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

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities of $27.0 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

During the three months ended March 31, 2024, net cash used in investing activities of $44.2 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities of $3.0 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $1.7 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $1.3 million.

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

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of March 31, 2025, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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
•
the costs associated with maintaining and growing our transplant logistics capabilities, including by means of attracting, training and retaining pilots, and the acquisition, maintenance, or replacement of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
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

We may need to raise additional funding, which might not be available on favorable terms, or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2024 Form 10-K.

Material Contractual Obligations

There have been no material changes to our cash requirements from those disclosed in our 2024 Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2024 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

Remediation Plan

We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, is in the process of assessing and finalizing its plan for remediation for the material weakness described above. We intend to remediate this material weakness as soon as possible, and we have begun assessing our design of internal controls to ensure the movement of inventory is timely and accurately recorded throughout the course of the year. The material weakness will not be considered remediated until the applicable controls have been in place and have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between the Class Period, February 28, 2023 and January 10, 2025. Plaintiff seeks to recover unspecified damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in our 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period.

On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., No. Case 1:25-cv-10778). The complaint alleges claims substantially similar to those alleged in the Jewik action and also seeks unspecified damages. On April 15, 2025, several purported stockholders filed motions seeking to consolidate the Jewik and Collins actions and seeking appointment as lead plaintiff in the consolidated action. Those motions remain pending.

From time to time, we may be involved in other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 8, 2025	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)