Form 10-Q
period 2025-06-30
TransMedics Group, Inc.
filed 2025-07-30
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, the registrant had 34,090,356 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$400,575	$336,650
Accounts receivable	104,851	97,722
Inventory	38,868	46,554
Prepaid expenses and other current assets	13,835	16,290
Total current assets	558,129	497,216
Property, plant and equipment, net	312,255	285,970
Operating lease right-of-use assets	5,818	6,481
Restricted cash	500	500
Goodwill	11,549	11,549
Acquired intangible assets, net	2,050	2,152
Other non-current assets	221	208
Total assets	$890,522	$804,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,539	$10,292
Accrued expenses and other current liabilities	42,490	45,152
Deferred revenue	1,570	1,742
Operating lease liabilities	3,021	2,727
Total current liabilities	56,620	59,913
Convertible senior notes, net	451,364	449,939
Long-term debt, net	59,525	59,372
Operating lease liabilities, net of current portion	4,912	6,249
Total liabilities	572,421	575,473
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,039,710 shares and 33,617,972 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	725,655	697,208
Accumulated other comprehensive income (loss)	98	(364)
Accumulated deficit	(407,652)	(468,241)
Total stockholders' equity	318,101	228,603
Total liabilities and stockholders' equity	$890,522	$804,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net product revenue	$96,100	$71,732	$184,334	$133,057
Service revenue	61,270	42,573	116,573	78,098
Total revenue	157,370	114,305	300,907	211,155
Cost of revenue:
Cost of net product revenue	19,421	14,470	35,733	28,554
Cost of service revenue	41,360	30,574	80,357	53,378
Total cost of revenue	60,781	45,044	116,090	81,932
Gross profit	96,589	69,261	184,817	129,223
Operating expenses:
Research, development and clinical trials	15,934	13,858	33,094	25,238
Selling, general and administrative	44,088	42,895	87,713	79,056
Total operating expenses	60,022	56,753	120,807	104,294
Income from operations	36,567	12,508	64,010	24,929
Other income (expense):
Interest expense	(3,476)	(3,623)	(6,937)	(7,221)
Interest income and other income (expense), net	3,091	3,268	5,785	6,838
Total other expense, net	(385)	(355)	(1,152)	(383)
Income before income taxes	36,182	12,153	62,858	24,546
(Provision) benefit for income taxes	(1,275)	41	(2,269)	(155)
Net income	$34,907	$12,194	$60,589	$24,391
Net income per share:
Basic	$1.03	$0.37	$1.79	$0.74
Diluted	$0.92	$0.35	$1.62	$0.70
Weighted average common shares outstanding:
Basic	33,912,669	33,119,514	33,817,664	32,939,852
Diluted	40,558,953	35,288,308	40,238,501	34,983,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$34,907	$12,194	$60,589	$24,391
Other comprehensive income (loss):
Foreign currency translation adjustment	425	(55)	462	(38)
Total other comprehensive income (loss)	425	(55)	462	(38)
Comprehensive income	$35,332	$12,139	$61,051	$24,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603
Issuance of common stock upon the exercise of common stock options	77,101	1,742	—	—	1,742
Issuance of common stock in connection with employee stock purchase plan	24,268	1,286	—	—	1,286
Restricted common stock forfeitures	(2,880)	—	—	—	—
Vesting of restricted stock units	111,419	—	—	—	—
Stock-based compensation expense	—	8,958	—	—	8,958
Foreign currency translation adjustment	—	—	37	—	37
Net income	—	—	—	25,682	25,682
Balances at March 31, 2025	33,827,880	709,194	(327)	(442,559)	266,308
Issuance of common stock upon the exercise of common stock options	192,937	7,089	—	—	7,089
Vesting of restricted stock units	18,893	—	—	—	—
Stock-based compensation expense	—	9,372	—	—	9,372
Foreign currency translation adjustment	—	—	425	—	425
Net income	—	—	—	34,907	34,907
Balances at June 30, 2025	34,039,710	$725,655	$98	$(407,652)	$318,101

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2023	32,670,803	$641,106	$(199)	$(503,705)	$137,202
Issuance of common stock upon the exercise of common stock options	113,023	2,547	—	—	2,547
Issuance of common stock in connection with employee stock purchase plan	9,506	638	—	—	638
Vesting of restricted stock units	58,044	—	—	—	—
Stock-based compensation expense	—	6,870	—	—	6,870
Foreign currency translation adjustment	—	—	17	—	17
Net income	—	—	—	12,197	12,197
Balances at March 31, 2024	32,851,376	651,161	(182)	(491,508)	159,471
Issuance of common stock upon the exercise of common stock options	433,398	10,641	—	—	10,641
Vesting of restricted stock units	17,772	—	—	—	—
Issuance of common stock in connection with exercise of warrants	11,735	—	—	—	—
Stock-based compensation expense	—	7,643	—	—	7,643
Foreign currency translation adjustment	—	—	(55)	—	(55)
Net income	—	—	—	12,194	12,194
Balances at June 30, 2024	33,314,281	$669,445	$(237)	$(479,314)	$189,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$60,589	$24,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,868	8,901
Stock-based compensation expense	18,330	14,513
Non-cash interest expense and end of term accretion expense	1,578	1,547
Non-cash lease expense	997	650
Unrealized foreign currency transaction (gains) losses	(1,473)	200
Loss on disposal of fixed assets	80	—
Changes in operating assets and liabilities
Accounts receivable	(6,616)	(17,650)
Inventory	5,717	(7,932)
Prepaid expenses and other current assets	1,081	(3,217)
Other non-current assets	(4)	(24)
Accounts payable	(410)	1,778
Accrued expenses and other current liabilities	(2,413)	630
Deferred revenue	(192)	(504)
Operating lease liabilities	(1,378)	(1,000)
Net cash provided by operating activities	88,754	22,283
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,113)	(67,935)
Net cash used in investing activities	(36,113)	(67,935)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,831	13,188
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,286	638
Net cash provided by financing activities	10,117	13,826
Effect of exchange rate changes on cash and restricted cash	1,167	(235)
Net increase (decrease) in cash and restricted cash	63,925	(32,061)
Cash and restricted cash, beginning of period	337,150	395,312
Cash and restricted cash, end of period	$401,075	$363,251
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$2,251	$3,381
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,240	$1,540
Operating lease liabilities arising from obtaining right-of-use assets	$324	$—
Reconciliation of cash and restricted cash:
Cash	$400,575	$362,751
Restricted cash	500	500
Total cash and restricted cash shown in the statement of cash flows	$401,075	$363,251

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $400.6 million as of June 30, 2025 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024, have been made. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the resulting goodwill, the valuation of stock-based awards, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2025 and December 31, 2024, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three and six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of revenue. As of June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable.

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

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of June 30, 2025 and December 31, 2024, spare parts inventory of $3.9 million and $4.0 million, respectively, is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of June 30, 2025 and December 31, 2024, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized gains totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and realized and unrealized losses totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

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

3. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$19,157	$28,027
Work-in-process	3,880	3,274
Finished goods	15,831	15,253
	$38,868	$46,554

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Transplant aircraft	$280,805	$252,090
Transplant aircraft equipment	3,100	—
Flight school aircraft	3,717	3,717
OCS Consoles	21,698	19,193
Manufacturing equipment	11,218	10,496
Computer equipment and software	4,053	3,979
Internal-use software	7,320	—
Laboratory equipment	3,128	2,904
Office, trade show and training equipment	4,968	4,698
Leasehold improvements	23,531	22,949
Construction-in-progress	2,494	6,658
	366,032	326,684
Less: Accumulated depreciation and amortization	(53,777)	(40,714)
	$312,255	$285,970

The expected useful life of transplant aircraft equipment is 10 years and the expected useful life of internal-use software is five years. Substantially all of the Company's tangible property, plant and equipment are held in the United States.

During the three and six months ended June 30, 2025, total depreciation and amortization expense was $6.7 million and $12.8 million, respectively. During the three and six months ended June 30, 2024, total depreciation and amortization expense was $4.5 million and $8.8 million, respectively.

The Company capitalized costs associated with the development of internal-use software of $2.2 million and $4.0 million in the three and six months ended June 30, 2025, respectively, and $0.5 million in the three and six months ended June 30, 2024. The Company recorded amortization expense of $0.4 million during the three and six months ended June 30, 2025, related to internal-use software placed into service in the three months ended June 30, 2025. The net book value of internal-use software was $8.0 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively, of which $1.1 million and $4.4 million was included in construction-in-progress as of those respective dates.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of June 30, 2025 and December 31, 2024, and related to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC (together "Summit"). Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		June 30, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$363	$1,957
Other	12	110	17	93
		$2,430	$380	$2,050

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$265	$2,055
Other	12	110	13	97
		$2,430	$278	$2,152

Amortization expense is recorded within selling, general and administrative expense. Amortization expense was $0.1 million for each of the three and six months ended June 30, 2025 and 2024. Future amortization expense of the intangible assets as of June 30, 2025 is expected to be as follows (in thousands):

Year Ending December 31,
2025 (six months)	$101
2026	203
2027	203
2028	203
2029	203
Thereafter	1,137
$2,050

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$17,022	$22,523
Accrued transportation costs	3,136	3,818
Accrued research, development and clinical trials expenses	5,058	4,179
Accrued third-party surgeon costs	3,050	2,546
Accrued professional fees	2,015	2,445
Accrued other	12,209	9,641
	$42,490	$45,152

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net of accretion	(8,632)	(10,057)
Convertible senior notes, net of discount and current portion	$451,364	$449,939

As of June 30, 2025, the estimated fair value of the Notes was $724.8 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

During the three and six months ended June 30, 2025, the Company recognized $2.4 million and $4.9 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During the three and six months ended June 30, 2024, the Company recognized $2.4 million and $4.8 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three and six months ended June 30, 2025 and 2024, the effective interest rate on the outstanding Notes was approximately 2.1%.

A conditional conversion feature of the Notes was triggered on June 30, 2025, as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of the quarter ended June 30, 2025, and the Notes therefore became convertible at the noteholders’ election in the calendar quarter ended September 30, 2025 (and only during this calendar quarter). If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	60,000	60,000
Debt discount, net of accretion	(475)	(628)
Long-term debt, net of discount and current portion	$59,525	$59,372

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. The Company is obligated to repay the outstanding borrowings in equal monthly installments commencing in July 2026 until the maturity date in July 2027. At the Company’s option, the Company may prepay outstanding borrowings under the CIBC Credit Agreement, without a prepayment fee.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of June 30, 2025, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.1 million, respectively, in interest expense related to the CIBC borrowings. During the three and six months ended June 30, 2024, the Company recognized $1.2 million and $2.4 million, respectively, in interest expense related to the CIBC borrowings. During each of the three and six months ended June 30, 2025, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8%. During the three and six months ended June 30, 2024, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.9% and 7.8%, respectively. The stated interest rate applicable to borrowings under the CIBC Credit Agreement was 6.3% in June 2025.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of June 30, 2025, 427,182 shares of common stock were available for issuance under the Amended Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's Board of Directors approved an increase of 500,000 to shares available under the Inducement Plan. As of June 30, 2025, 440,515 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the six months ended June 30, 2025, 24,268 shares of common stock were issued under the 2019 ESPP and as of June 30, 2025, 208,988 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the six months ended June 30, 2025, the Company granted options under the 2019 Plan and the Inducement Plan with service-based vesting for the purchase of an aggregate of 296,672 shares of common stock with a weighted average grant-date fair value of $50.24 per share.

Restricted Stock Unit Activity

During the six months ended June 30, 2025, the Company granted 349,262 RSUs under the 2019 Plan and the Inducement Plan with service-based vesting conditions and a weighted average grant-date fair value of $78.46 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$360	$376	$660	$740
Research, development and clinical trials expenses	1,189	1,123	2,505	2,001
Selling, general and administrative expenses	7,823	6,144	15,165	11,772
	$9,372	$7,643	$18,330	$14,513

As of June 30, 2025, total unrecognized compensation cost related to unvested share-based awards was $75.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$34,907	$12,194	$60,589	$24,391
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	2,354	—	4,699	—
Net income, diluted	$37,261	$12,194	$65,288	$24,391

Denominator:
Weighted average basic common shares outstanding	33,912,669	33,119,514	33,817,664	32,939,852
Effect of dilutive securities:
Convertible senior notes	4,893,805	—	4,893,805	—
Options to purchase common stock	1,489,855	1,938,145	1,346,155	1,855,745
Restricted stock units	246,718	214,037	172,880	170,417
Warrants to purchase common stock	—	2,576	—	6,978
Restricted stock awards	626	5,497	315	6,341
Employee stock purchase plan	15,280	8,539	7,682	4,270
Weighted average dilutive common shares outstanding	40,558,953	35,288,308	40,238,501	34,983,603
Net income per share:
Basic	$1.03	$0.37	$1.79	$0.74
Diluted	$0.92	$0.35	$1.62	$0.70

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible senior notes	—	4,893,848	—	4,893,848
Options to purchase common stock	609,891	360,228	754,178	468,916
Employee stock purchase plan	—	—	18,900	12,207
Restricted stock units	17,700	9,522	92,034	5,439
Restricted stock awards	—	—	2,053	—
	627,591	5,263,598	867,165	5,380,410

10. Commitments and Contingencies

Operating Leases

There have been no material changes to the Company’s leases during the six months ended June 30, 2025. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2024.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three and six months ended June 30, 2025, the Company recorded expense of $0.9 million and $2.0 million, respectively, related to these matching contributions. For the three and six months ended June 30, 2024, the Company recorded expense of $1.0 million and $1.6 million, respectively, related to these matching contributions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, negligence or willful misconduct, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or officers.

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of June 30, 2025 was $5.0 million.

Legal Proceedings

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “Class Period”). Plaintiff seeks to recover unspecified damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in the Company’s 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company’s common stock during the Class Period. On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs (the “Lead Plaintiff”). Lead Plaintiff’s consolidated amended complaint is due August 8, 2025.

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

11. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$4,154	$4,243	$7,790	$8,949
Heart total revenue	32,171	27,173	58,437	47,397
Liver total revenue	115,862	77,039	224,577	143,965
Total United States OCS transplant revenue	152,187	108,455	290,804	200,311
All other countries
Lung revenue	421	448	796	1,408
Heart revenue	3,495	4,268	7,045	7,399
Liver revenue	244	—	384	—
Total all other countries OCS transplant revenue	4,160	4,716	8,225	8,807
Total OCS transplant revenue	$156,347	$113,171	$299,029	$209,118
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2024, respectively, is not included in this table.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products, which are recorded as a reduction of revenue. The Company records the reduction of revenue and a corresponding accrual for its estimate of the payments in the same period as the revenue is recognized. The Company updates its accrual estimates as information related to these payments is received with a corresponding adjustment to revenue. For each of the three and six months ended June 30, 2025 and 2024, the net impact of adjustments to revenue for such payments was insignificant.

The Company also makes payments to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products and records such payments as operating expenses. For the three and six months ended June 30, 2025, the Company recorded $1.7 million and $3.0 million, respectively, of operating expense related to these costs. For the three and six months ended June 30, 2024, the Company recorded $1.2 million and $2.7 million, respectively, of operating expense related to these costs.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$157,370	$114,305	$300,907	$211,155
Less:
Cost of net product revenue	19,421	14,470	35,733	28,554
Cost of service revenue	41,360	30,574	80,357	53,378
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	5,964	5,478	12,216	10,742
Laboratory supplies and research materials	5,206	3,933	10,162	6,247
Consulting and third-party services	2,302	2,638	6,475	4,645
Clinical trials costs	267	188	348	270
Facility related and other	2,195	1,621	3,893	3,334
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	27,307	26,992	54,978	51,379
Professional and consultant fees	5,696	4,785	13,254	8,550
NOP support	1,932	3,581	4,338	5,543
Tradeshows and conferences	1,549	1,882	1,975	2,865
Facility related and other	7,604	5,655	13,168	10,719
Other segment items(1)	1,660	314	3,421	538
Net income	$34,907	$12,194	$60,589	$24,391

(1) Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein approximately $0.1 million and $0.5 million in total compensation for the three and six months ended June 30, 2025, respectively, for her services as an employee. The Company paid Dr. Amira Hassanein approximately $0.1 million and $0.2 million in total compensation for the three and six months ended June 30, 2024, respectively, for her services as an employee.

13. Income Taxes

For the three and six months ended June 30, 2025, the Company recorded income tax expense of $1.3 million and $2.3 million, respectively, consisting primarily of state income taxes. For the three months ended June 30, 2024, the Company recorded an immaterial tax benefit and for the six months ended June 30, 2024, recorded income tax expense of $0.2 million, consisting primarily of state income taxes.

The Company had net U.S. deferred tax assets of $148.9 million at December 31, 2024 which were offset in full by a valuation allowance. At each reporting period the Company evaluates the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. At June 30, 2025 and December 31, 2024, the Company provided a valuation allowance for the full amount of its net deferred tax assets because it was not more likely than not that the net deferred tax asset will be realized. It is possible that in the next twelve months there may be sufficient positive evidence to release a portion or all of the Company’s U.S. valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to management judgment, as well as prospective earnings in the United States.

14. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the OBBBA and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

In July 2025, the Company purchased two parcels of land in Mirandola, Italy for a total purchase price of $2.6 million, the full amount of which was held in escrow as a deposit as of June 30, 2025. Accordingly, as of June 30, 2025, $2.6 million was included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $157.4 million and $300.9 million, and net income of $34.9 million and $60.6 million, for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $407.7 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our transplant logistics capabilities, including hiring training and retaining pilots to scale our aviation transportation operations, to support our NOP and reduce dependence on third party transportation, including by means of the acquisition, maintenance or replacement of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

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

In April 2025, we announced our strategic plan to construct a design center of excellence and new manufacturing facility for our disposable products in Mirandola, Italy. We intend for the facility to initially support the development of the next generation OCS technology platform. Subsequently, we expect that the facility will provide an additional manufacturing source for certain disposable products that are part of the OCS system and provide flexibility in supplying the OCS to international customers. In July we purchased two parcels of land for the construction of our facilities.

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

Since our acquisition of Summit, we have continued to offer flight school training services, consistent with Summit's operations prior to the acquisition. During the three and six months ended June 30, 2025, service revenue of $1.0 million and $1.9 million, respectively, was from Summit's legacy operations, unrelated to the NOP and organ transplant. During the three and six months ended June 30, 2024, service revenue of $1.1 million and $2.0 million, respectively, was from Summit's legacy operations, unrelated to the NOP and organ transplant.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ procurement and OCS perfusion management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. Cost of service revenue for the three and six months ended June 30, 2025 also includes $0.7 million and $1.3 million, respectively, of costs from Summit's legacy operations unrelated to the NOP and organ transplant. Cost of service revenue for the three and six months ended June 30, 2024 also includes $0.9 million and $1.7 million, respectively, of costs from Summit's legacy operations unrelated to the NOP and organ transplant.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our commercial team and personnel in executive, marketing, finance and administrative functions, and recruiting and temporary service fees for such personnel. Selling, general and administrative expenses also include direct and allocated facility-related costs, costs to support the NOP, promotional activities, marketing, conferences and trade show costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services and amortization of sales and marketing-related intangible assets. We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount and infrastructure to support the expected continued sales growth of our OCS products and our NOP.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue:
Net product revenue	$96,100	$71,732	$24,368
Service revenue	61,270	42,573	18,697
Total revenue	157,370	114,305	43,065
Cost of revenue:
Cost of net product revenue	19,421	14,470	4,951
Cost of service revenue	41,360	30,574	10,786
Total cost of revenue	60,781	45,044	15,737
Gross profit	96,589	69,261	27,328
Operating expenses:
Research, development and clinical trials	15,934	13,858	2,076
Selling, general and administrative	44,088	42,895	1,193
Total operating expenses	60,022	56,753	3,269
Income from operations	36,567	12,508	24,059
Other income (expense):
Interest expense	(3,476)	(3,623)	147
Interest income and other income (expense), net	3,091	3,268	(177)
Total other expense, net	(385)	(355)	(30)
Income before income taxes	36,182	12,153	24,029
(Provision) benefit for income taxes	(1,275)	41	(1,316)
Net income	$34,907	$12,194	$22,713

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$4,154	$4,243	$(89)
Heart total revenue	32,171	27,173	4,998
Liver total revenue	115,862	77,039	38,823
Total United States OCS transplant revenue	152,187	108,455	43,732
All other countries
Lung total revenue	421	448	(27)
Heart total revenue	3,495	4,268	(773)
Liver total revenue	244	—	244
Total all other countries OCS transplant revenue	4,160	4,716	(556)
Total OCS transplant revenue	$156,347	$113,171	$43,176

We also had service revenue unrelated to OCS transplant of $1.0 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively.

Revenue from customers in the United States related to OCS transplant was $152.2 million in the three months ended June 30, 2025 and increased by $43.7 million compared to the three months ended June 30, 2024, due to higher sales volumes of our OCS Liver and OCS Heart disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $4.2 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $5.0 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Cost of service revenue increased by $10.8 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross profit increased by $27.3 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Overall gross margin was 61% for each of the three months ended June 30, 2025 and 2024. Gross margin from net product revenue was 80% for each of the three months ended June 30, 2025 and 2024. Gross margin from service revenue was 32% and 28% for the three months ended June 30, 2025 and 2024, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to increased efficiencies in transplant logistics.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$5,964	$5,478	$486
Laboratory supplies and research materials	5,206	3,933	1,273
Consulting and third-party services	2,302	2,638	(336)
Clinical trials costs	267	188	79
Facility related and other	2,195	1,621	574
Total research, development and clinical trials expenses	$15,934	$13,858	$2,076

Total research, development and clinical trials expenses increased by $2.1 million from $13.9 million in the three months ended June 30, 2024 to $15.9 million in the three months ended June 30, 2025. Personnel related costs increased by $0.5 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. Laboratory supplies and research materials costs increased by $1.3 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to our increased need for supplies and materials used for development of our next generation OCS. Facility related and other costs increased by $0.6 million primarily due to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$27,307	$26,992	$315
Professional and consultant fees	5,696	4,785	911
NOP support	1,932	3,581	(1,649)
Tradeshows and conferences	1,549	1,882	(333)
Facility related and other	7,604	5,655	1,949
Total selling, general and administrative expenses	$44,088	$42,895	$1,193

Total selling, general and administrative expenses increased by $1.2 million from $42.9 million in the three months ended June 30, 2024 to $44.1 million in the three months ended June 30, 2025. Personnel related costs increased by $0.3 million primarily due to an increase in stock-based compensation expense of $1.7 million, partially offset by a decrease in personnel costs due to less time spent supporting marketing, finance and administrative activities. Professional and consultant fees increased by $0.9 million due to higher consulting services, which primarily related to corporate communications and public affairs. Facility related and other costs increased by $1.9 million due primarily to increased depreciation and amortization and information technology infrastructure costs, as well as an increase in costs related to post-approval studies. These increases were partially offset by a decrease in NOP support costs of $1.6 million due to less activity supporting selling, general and administrative functions and a decrease in tradeshows and conferences costs of $0.3 million due to lower costs related to tradeshows.

Other Income (Expense)

Interest Expense

Interest expense was $3.5 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.3% in June 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended June 30, 2025 and 2024 included interest income of $2.5 million and $3.4 million, respectively, from interest earned on cash balances. The decrease in interest income was primarily due to lower yields on our cash balances. Interest income and other income (expense), net for the three months ended June 30, 2025 and 2024 also included $0.6 million of realized and unrealized foreign currency transactions gains and $0.2 million of realized and unrealized foreign currency transactions losses, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue:
Net product revenue	$184,334	$133,057	$51,277
Service revenue	116,573	78,098	38,475
Total revenue	300,907	211,155	89,752
Cost of revenue:
Cost of net product revenue	35,733	28,554	7,179
Cost of service revenue	80,357	53,378	26,979
Total cost of revenue	116,090	81,932	34,158
Gross profit	184,817	129,223	55,594
Operating expenses:
Research, development and clinical trials	33,094	25,238	7,856
Selling, general and administrative	87,713	79,056	8,657
Total operating expenses	120,807	104,294	16,513
Income from operations	64,010	24,929	39,081
Other income (expense):
Interest expense	(6,937)	(7,221)	284
Interest income and other income (expense), net	5,785	6,838	(1,053)
Total other expense, net	(1,152)	(383)	(769)
Income before income taxes	62,858	24,546	38,312
Provision for income taxes	(2,269)	(155)	(2,114)
Net income	$60,589	$24,391	$36,198

Revenue

OCS transplant-related revenue consisted of:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$7,790	$8,949	$(1,159)
Heart total revenue	58,437	47,397	11,040
Liver total revenue	224,577	143,965	80,612
Total United States OCS transplant revenue	290,804	200,311	90,493
All other countries
Lung total revenue	796	1,408	(612)
Heart total revenue	7,045	7,399	(354)
Liver total revenue	384	—	384
Total all other countries OCS transplant revenue	8,225	8,807	(582)
Total OCS transplant revenue	$299,029	$209,118	$89,911

We also had service revenue unrelated to OCS transplant of $1.9 million and $2.0 for the six months ended June 30, 2025 and 2024, respectively.

Revenue from customers in the United States related to OCS transplant was $290.8 million in the six months ended June 30, 2025 and increased by $90.5 million compared to the six months ended June 30, 2024, due to higher sales volumes of our OCS Liver and OCS Heart disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $8.2 million and $8.8 million for the six months ended June 30, 2025 and 2024, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $7.2 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Cost of service revenue increased by $27.0 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross profit increased by $55.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Overall gross margin was 61% for each of the six months ended June 30, 2025 and 2024. Gross margin from net product revenue was 81% and 79% for the six months ended June 30, 2025 and 2024, respectively. Gross margin from net product revenue increased from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily due to higher volume of product sales. Gross margin from service revenue was 31% and 32% for the six months ended June 30, 2025 and 2024, respectively and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$12,216	$10,742	$1,474
Laboratory supplies and research materials	10,162	6,247	3,915
Consulting and third-party services	6,475	4,645	1,830
Clinical trials costs	348	270	78
Facility related and other	3,893	3,334	559
Total research, development and clinical trials expenses	$33,094	$25,238	$7,856

Total research, development and clinical trials expenses increased by $7.9 million from $25.2 million in the six months ended June 30, 2024 to $33.1 million in the six months ended June 30, 2025. Personnel related costs increased by $1.5 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $2.5 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. Laboratory supplies and research materials costs increased by $3.9 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to our increased need for supplies and materials used for development of our next generation OCS. Consulting and third-party services costs increased by $1.8 million due to development efforts by our external development consultants for our next generation OCS program and other product development. Facility related and other costs increased by $0.6 million due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$54,978	$51,379	$3,599
Professional and consultant fees	13,254	8,550	4,704
NOP support	4,338	5,543	(1,205)
Tradeshows and conferences	1,975	2,865	(890)
Facility related and other	13,168	10,719	2,449
Total selling, general and administrative expenses	$87,713	$79,056	$8,657

Total selling, general and administrative expenses increased by $8.7 million from $79.1 million in the six months ended June 30, 2024 to $87.7 million in the six months ended June 30, 2025. Personnel related costs increased by $3.6 million primarily due to an increase in stock-based compensation expense of $3.4 million. Personnel related costs included stock-based compensation expense of $15.2 million and $11.8 million for the six months ended June 30, 2025 and 2024, respectively. Professional and consultant fees increased by $4.7 million due primarily to increased professional and legal fees related to an independent review of business practices following allegations raised in a short seller report released in January 2025 and, to a lesser extent, higher consulting services related to corporate communications and public affairs. Facility related and other costs increased by $2.4 million due primarily to increased depreciation and amortization and information technology infrastructure costs, as well as an increase in costs related to post-approval studies. These increases were partially offset by a decrease in NOP support costs of $1.2 million due to less activity supporting selling, general and administrative functions and a decrease in tradeshows and conferences costs of $0.9 million due primarily to lower costs related to tradeshows.

Other Income (Expense)

Interest Expense

Interest expense was $6.9 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.3% in June 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the six months ended June 30, 2025 and 2024 included interest income of $4.8 million and $7.2 million, respectively, from interest earned on cash balances. The decrease in interest income was primarily due to lower yields on our cash balances. Interest income and other income (expense), net for the six months ended June 30, 2025 and 2024 also included $1.0 million of realized and unrealized foreign currency transactions gains and $0.4 million of realized and unrealized foreign currency transactions losses, respectively.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may continue to incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At June 30, 2025, our principal source of liquidity was cash of $400.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$88,754	$22,283
Net cash used in investing activities	(36,113)	(67,935)
Net cash provided by financing activities	10,117	13,826
Effect of exchange rate changes on cash and restricted cash	1,167	(235)
Net increase (decrease) in cash and restricted cash	$63,925	$(32,061)

Operating Activities

During the six months ended June 30, 2025, operating activities provided $88.8 million of cash, primarily resulting from net income of $60.6 million and net non-cash charges of $32.4 million, partially offset by net cash used by changes in our operating assets and liabilities of $4.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of an increase in accounts receivable of $6.6 million, a decrease in accounts payable and accrued expenses and other current liabilities of $2.8 million, and a decrease in operating lease liabilities of $1.4 million, partially offset by a decrease in inventory of $5.7 million and a decrease in prepaid expenses and other current assets of $1.1 million.

During the six months ended June 30, 2024, operating activities provided $22.3 million of cash, primarily resulting from net income of $24.4 and net non-cash charges of $25.8 million, partially offset by net cash used by changes in our operating assets and liabilities of $27.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted primarily of an increase in accounts receivable of $17.7 million, an increase in inventory of $7.9 million and an increase in prepaid expenses and other current assets of $3.2 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $2.4 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities of $36.1 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

During the six months ended June 30, 2024, net cash used in investing activities of $67.9 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $10.1 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $8.8 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $1.3 million.

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

A conditional conversion feature of the Notes was triggered on June 30, 2025, as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of the quarter ended June 30, 2025, and the Notes therefore became convertible at the noteholders’ election in the calendar quarter ended September 30, 2025 (and only during this calendar quarter). If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. We are obligated to repay the outstanding borrowings in equal monthly installments commencing in July 2026 until the maturity date in July 2027. At our option, we may prepay outstanding borrowings under the CIBC Credit Agreement, without a prepayment fee. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of June 30, 2025, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our NOP, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, including expanding our research and development and manufacturing capabilities to Italy, seek regulatory approval for new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets, and seek greater control of air and ground transport for our NOP. For example, if the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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
•
the cost of constructing research and development and manufacturing facilities in Italy;
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

Material Contractual Obligations

There have been no material changes to our cash requirements from those disclosed in our 2024 Form 10-K. In July 2025, we purchased two parcels of land in Mirandola, Italy. We plan to construct research and development and manufacturing facilities but have not yet entered into constructions contracts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between the Class Period, February 28, 2023 and January 10, 2025. Plaintiff seeks to recover unspecified damages allegedly caused by purported misstatements and omissions contained in certain risk disclosures set forth in our 2022 and 2023 Annual Reports. The complaint alleges the disclosures at issue were false or misleading, because they failed to describe what plaintiff alleges were coercive business and marketing tactics, anticompetitive conduct and fraudulent billing activities on the part of the Company. The complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period.

On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs (the “Lead Plaintiff”). Lead Plaintiff’s consolidated amended complaint is due August 8, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: July 30, 2025	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2025	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)