Form 10-Q
period 2025-09-30
TransMedics Group, Inc.
filed 2025-10-29
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 17, 2025, the registrant had 34,174,325 shares of common stock, no par value per share, outstanding.

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

i

•
the impact of healthcare policy changes, including recently enacted or potential future legislation or administrative actions affecting or reforming the U.S. healthcare system, Organ Procurement and Transplantation Network, or OPTN, or the FDA;
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
•
the impact of the current shutdown of the U.S. government or any future shutdowns;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$466,174	$336,650
Accounts receivable	80,702	97,722
Inventory	44,506	46,554
Prepaid expenses and other current assets	21,614	16,290
Total current assets	612,996	497,216
Property, plant and equipment, net	313,022	285,970
Operating lease right-of-use assets	5,740	6,481
Restricted cash	500	500
Goodwill	11,549	11,549
Acquired intangible assets, net	1,999	2,152
Other non-current assets	226	208
Total assets	$946,032	$804,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,162	$10,292
Accrued expenses and other current liabilities	56,016	45,152
Current portion of long-term debt	5,000	—
Deferred revenue	3,305	1,742
Operating lease liabilities	3,238	2,727
Total current liabilities	79,721	59,913
Convertible senior notes, net	452,082	449,939
Long-term debt, net	54,603	59,372
Operating lease liabilities, net of current portion	4,426	6,249
Total liabilities	590,832	575,473
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,144,977 shares and 33,617,972 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	738,432	697,208
Accumulated other comprehensive income (loss)	101	(364)
Accumulated deficit	(383,333)	(468,241)
Total stockholders' equity	355,200	228,603
Total liabilities and stockholders' equity	$946,032	$804,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Net product revenue	$87,677	$65,861	$272,011	$198,918
Service revenue	56,146	42,900	172,719	120,998
Total revenue	143,823	108,761	444,730	319,916
Cost of revenue:
Cost of net product revenue	18,687	13,246	54,420	41,800
Cost of service revenue	40,561	34,670	120,918	88,048
Total cost of revenue	59,248	47,916	175,338	129,848
Gross profit	84,575	60,845	269,392	190,068
Operating expenses:
Research, development and clinical trials	15,260	14,266	48,354	39,504
Selling, general and administrative	46,015	42,656	133,728	121,712
Total operating expenses	61,275	56,922	182,082	161,216
Income from operations	23,300	3,923	87,310	28,852
Other income (expense):
Interest expense	(3,491)	(3,617)	(10,428)	(10,838)
Interest income and other income (expense), net	3,222	3,939	9,007	10,777
Total other income (expense), net	(269)	322	(1,421)	(61)
Income before income taxes	23,031	4,245	85,889	28,791
(Provision) benefit for income taxes	1,288	(29)	(981)	(184)
Net income	$24,319	$4,216	$84,908	$28,607
Net income per share:
Basic	$0.71	$0.13	$2.50	$0.86
Diluted	$0.66	$0.12	$2.28	$0.81
Weighted average common shares outstanding:
Basic	34,112,452	33,441,394	33,917,006	33,108,253
Diluted	40,748,023	35,683,952	40,410,208	35,218,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$24,319	$4,216	$84,908	$28,607
Other comprehensive income (loss):
Foreign currency translation adjustment	3	4	465	(34)
Total other comprehensive income (loss)	3	4	465	(34)
Comprehensive income	$24,322	$4,220	$85,373	$28,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603
Issuance of common stock upon the exercise of common stock options	77,101	1,742	—	—	1,742
Issuance of common stock in connection with employee stock purchase plan	24,268	1,286	—	—	1,286
Restricted common stock forfeitures	(2,880)	—	—	—	—
Vesting of restricted stock units	111,419	—	—	—	—
Stock-based compensation expense	—	8,958	—	—	8,958
Foreign currency translation adjustment	—	—	37	—	37
Net income	—	—	—	25,682	25,682
Balances at March 31, 2025	33,827,880	709,194	(327)	(442,559)	266,308
Issuance of common stock upon the exercise of common stock options	192,937	7,089	—	—	7,089
Vesting of restricted stock units	18,893	—	—	—	—
Stock-based compensation expense	—	9,372	—	—	9,372
Foreign currency translation adjustment	—	—	425	—	425
Net income	—	—	—	34,907	34,907
Balances at June 30, 2025	34,039,710	725,655	98	(407,652)	318,101
Issuance of common stock upon the exercise of common stock options	55,382	1,816	—	—	1,816
Issuance of common stock in connection with employee stock purchase plan	34,728	1,963	—	—	1,963
Vesting of restricted stock units	15,157	(138)	—	—	(138)
Stock-based compensation expense	—	9,136	—	—	9,136
Foreign currency translation adjustment	—	—	3	—	3
Net income	—	—	—	24,319	24,319
Balances at September 30, 2025	34,144,977	$738,432	$101	$(383,333)	$355,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders'
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2023	32,670,803	$641,106	$(199)	$(503,705)	$137,202
Issuance of common stock upon the exercise of common stock options	113,023	2,547	—	—	2,547
Issuance of common stock in connection with employee stock purchase plan	9,506	638	—	—	638
Vesting of restricted stock units	58,044	—	—	—	—
Stock-based compensation expense	—	6,870	—	—	6,870
Foreign currency translation adjustment	—	—	17	—	17
Net income	—	—	—	12,197	12,197
Balances at March 31, 2024	32,851,376	651,161	(182)	(491,508)	159,471
Issuance of common stock upon the exercise of common stock options	433,398	10,641	—	—	10,641
Vesting of restricted stock units	17,772	—	—	—	—
Issuance of common stock in connection with exercise of warrants	11,735	—	—	—	—
Stock-based compensation expense	—	7,643	—	—	7,643
Foreign currency translation adjustment	—	—	(55)	—	(55)
Net income	—	—	—	12,194	12,194
Balances at June 30, 2024	33,314,281	669,445	(237)	(479,314)	189,894
Issuance of common stock upon the exercise of common stock options	206,275	6,439	—	—	6,439
Issuance of common stock in connection with employee stock purchase plan	21,797	1,423	—	—	1,423
Issuance of restricted common stock	4,160	—	—	—	—
Net issuance of common stock upon vesting of restricted stock units	15,004	—	—	—	—
Stock-based compensation expense	—	7,944	—	—	7,944
Foreign currency translation adjustment	—	—	4	—	4
Net income	—	—	—	4,216	4,216
Balances at September 30, 2024	33,561,517	$685,251	$(233)	$(475,098)	$209,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$84,908	$28,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,717	14,078
Stock-based compensation expense	27,466	22,457
Non-cash interest expense and end of term accretion expense	2,374	2,327
Non-cash lease expense	1,547	1,102
Unrealized foreign currency transaction gains	(1,481)	(280)
Loss on disposal of fixed assets	80	17
Changes in operating assets and liabilities
Accounts receivable	17,532	(26,469)
Inventory	(1,185)	(12,490)
Prepaid expenses and other current assets	(4,819)	(6,066)
Other non-current assets	(10)	(100)
Accounts payable	2,045	1,742
Accrued expenses and other current liabilities	10,728	5,614
Deferred revenue	1,543	227
Operating lease liabilities	(2,118)	(1,626)
Net cash provided by operating activities	158,327	29,140
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,737)	(116,138)
Purchase of business, net of cash acquired	—	441
Net cash used in investing activities	(43,737)	(115,697)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	10,647	19,627
Proceeds from issuance of common stock in connection with employee stock purchase plan	3,249	2,061
Tax withholding payments related to net settlement of restricted stock units	(138)	—
Net cash provided by financing activities	13,758	21,688
Effect of exchange rate changes on cash and restricted cash	1,176	151
Net increase (decrease) in cash and restricted cash	129,524	(64,718)
Cash and restricted cash, beginning of period	337,150	395,312
Cash and restricted cash, end of period	$466,674	$330,594
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$3,517	$4,588
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,788	$930
Operating lease liabilities arising from obtaining right-of-use assets	$795	$1,499
Reconciliation of cash and restricted cash:
Cash	$466,174	$330,094
Restricted cash	500	500
Total cash and restricted cash shown in the statement of cash flows	$466,674	$330,594

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $466.2 million as of September 30, 2025 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024, have been made. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2025 and December 31, 2024, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three and nine months ended September 30, 2025 and 2024, no customer accounted for more than 10% of revenue. As of September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of accounts receivable.

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

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of September 30, 2025 and December 31, 2024, spare parts inventory of $4.8 million and $4.0 million, respectively, is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of September 30, 2025 and December 31, 2024, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized losses totaled $0.1 million for the three months ended September 30, 2025 and realized and unrealized gains totaled $1.0 million for the nine months ended September 30, 2025. Realized and unrealized gains totaled $0.7 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$20,257	$28,027
Work-in-process	1,637	3,274
Finished goods	22,612	15,253
	$44,506	$46,554

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Transplant aircraft	$281,018	$252,090
Transplant aircraft equipment	3,100	—
Flight school aircraft	3,717	3,717
OCS Consoles	22,866	19,193
Manufacturing equipment	11,218	10,496
Computer equipment and software	4,144	3,979
Internal-use software	9,049	—
Laboratory equipment	3,317	2,904
Office, trade show and training equipment	5,292	4,698
Leasehold improvements	23,531	22,949
Construction-in-progress	3,755	6,658
Land	2,593	—
	373,600	326,684
Less: Accumulated depreciation and amortization	(60,578)	(40,714)
	$313,022	$285,970

The expected useful life of transplant aircraft equipment is 10 years and the expected useful life of internal-use software is five years. In July 2025, the Company purchased two parcels of land in Mirandola, Italy for a total purchase price of $2.6 million. Substantially all of the Company's other tangible property, plant and equipment are held in the United States.

During the three and nine months ended September 30, 2025, total depreciation and amortization expense was $6.8 million and $19.6 million, respectively. During the three and nine months ended September 30, 2024, total depreciation and amortization expense was $5.1 million and $13.9 million, respectively.

The Company capitalized costs associated with the development of internal-use software of $2.2 million and $6.2 million in the three and nine months ended September 30, 2025, respectively, and $1.1 million and $1.6 million in the three and nine months ended September 30, 2024, respectively. The Company recorded amortization expense of $0.4 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, related to internal-use software placed into service in 2025. The net book value of internal-use software was $9.8 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively, of which $1.6 million and $4.4 million was included in construction-in-progress as of those respective dates.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of September 30, 2025 and December 31, 2024, and related to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC (together “Summit”). Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$411	$1,909
Other	12	110	20	90
		$2,430	$431	$1,999

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$265	$2,055
Other	12	110	13	97
		$2,430	$278	$2,152

Amortization expense is recorded within selling, general and administrative expense. Amortization expense was $0.1 million and $0.2 million, respectively, for each of the three and nine months ended September 30, 2025 and 2024. Future amortization expense of the intangible assets as of September 30, 2025 is expected to be as follows (in thousands):

Year Ending December 31,
2025 (three months)	$50
2026	203
2027	203
2028	203
2029	203
Thereafter	1,137
$1,999

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$24,266	$22,523
Accrued transportation costs	3,080	3,818
Accrued research, development and clinical trials expenses	5,815	4,179
Accrued third-party surgeon costs	3,273	2,546
Accrued professional fees	3,737	2,445
Accrued other	15,845	9,641
	$56,016	$45,152

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net of accretion	(7,914)	(10,057)
Convertible senior notes, net of discount and current portion	$452,082	$449,939

As of September 30, 2025, the estimated fair value of the Notes was $644.9 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

During the three and nine months ended September 30, 2025, the Company recognized $2.4 million and $7.3 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During the three and nine months ended September 30, 2024, the Company recognized $2.4 million and $7.3 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three and nine months ended September 30, 2025 and 2024, the effective interest rate on the outstanding Notes was approximately 2.1%.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	(5,000)	—
Long-term debt, net of current portion	55,000	60,000
Debt discount, net of accretion	(397)	(628)
Long-term debt, net of discount and current portion	$54,603	$59,372

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. The Company is obligated to repay the outstanding borrowings in equal monthly installments commencing in July 2026 with the remaining balance due on the maturity date in July 2027. At the Company’s option, the Company may prepay outstanding borrowings under the CIBC Credit Agreement, without a prepayment fee.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of September 30, 2025, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $3.1 million, respectively, in interest expense related to the CIBC borrowings. During the three and nine months ended September 30, 2024, the Company recognized $1.2 million and $3.6 million, respectively, in interest expense related to the CIBC borrowings. During each of the three and nine months ended September 30, 2025, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8%. During the three and nine months ended September 30, 2024, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 7.7% and 7.8%, respectively. The stated interest rate applicable to borrowings under the CIBC Credit Agreement was 6.3% in September 2025.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of September 30, 2025, 477,890 shares of common stock were available for issuance under the Amended Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's Board of Directors approved an increase of 500,000 to shares available under the Inducement Plan. As of September 30, 2025, 407,863 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the nine months ended September 30, 2025, 58,995 shares of common stock were issued under the 2019 ESPP and as of September 30, 2025, 174,260 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the nine months ended September 30, 2025, the Company granted options under the 2019 Plan and the Inducement Plan with service-based vesting for the purchase of an aggregate of 318,130 shares of common stock with a weighted average grant-date fair value of $51.56 per share.

Restricted Stock Unit Activity

During the nine months ended September 30, 2025, the Company granted 363,545 RSUs under the 2019 Plan and the Inducement Plan with service-based vesting conditions and a weighted average grant-date fair value of $79.52 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$394	$383	$1,054	$1,123
Research, development and clinical trials expenses	850	1,077	3,355	3,078
Selling, general and administrative expenses	7,892	6,484	23,057	18,256
	$9,136	$7,944	$27,466	$22,457

As of September 30, 2025, total unrecognized compensation cost related to unvested share-based awards was $67.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$24,319	$4,216	$84,908	$28,607
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	2,580	—	7,234	—
Net income, diluted	$26,899	$4,216	$92,142	$28,607

Denominator:
Weighted average basic common shares outstanding	34,112,452	33,441,394	33,917,006	33,108,253
Effect of dilutive securities:
Convertible senior notes	4,893,805	—	4,893,805	—
Options to purchase common stock	1,452,078	1,975,523	1,381,851	1,895,962
Restricted stock units	287,855	266,861	211,626	202,800
Warrants to purchase common stock	—	—	—	4,635
Restricted stock awards	997	174	545	4,270
Employee stock purchase plan	836	—	5,375	2,836
Weighted average dilutive common shares outstanding	40,748,023	35,683,952	40,410,208	35,218,756
Net income per share:
Basic	$0.71	$0.13	$2.50	$0.86
Diluted	$0.66	$0.12	$2.28	$0.81

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible senior notes	—	4,893,848	—	4,893,848
Options to purchase common stock	316,497	37,035	606,681	323,905
Employee stock purchase plan	—	16,310	12,531	13,584
Restricted stock units	12,964	1,002	65,387	3,949
Restricted stock awards	—	317	1,361	106
	329,461	4,948,512	685,960	5,235,392

10. Commitments and Contingencies

Operating Leases

There have been no material changes to the Company’s leases during the nine months ended September 30, 2025. For additional information, please read Note 12 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2024.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three and nine months ended September 30, 2025, the Company recorded expense of $1.0 million and $3.0 million, respectively, related to these matching contributions. For the three and nine months ended September 30, 2024, the Company recorded expense of $0.9 million and $2.5 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of September 30, 2025 was $5.0 million.

Legal Proceedings

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and SEC Rule 10b-5 promulgated thereunder, seeking unspecified damages on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “Class Period”). On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs (the “Lead Plaintiffs”).

On August 8, 2025, the Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in our 2022 Annual Report, certain earnings calls, and other public statements. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the amended complaint for failure to state a claim. Lead Plaintiffs’ response to the motion is due November 21, 2025, and defendants’ reply brief is due December 22, 2025. The Company cannot anticipate when the court will rule on that motion.

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

11. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$3,725	$3,726	$11,515	$12,675
Heart total revenue	27,401	24,525	85,838	71,922
Liver total revenue	107,883	76,671	332,460	220,636
Total United States OCS transplant revenue	139,009	104,922	429,813	305,233
All other countries
Lung revenue	385	182	1,181	1,590
Heart revenue	3,187	2,401	10,232	9,800
Liver revenue	58	—	442	—
Total all other countries OCS transplant revenue	3,630	2,583	11,855	11,390
Total OCS transplant revenue	$142,639	$107,505	$441,668	$316,623
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, is not included in this table.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers for reimbursement of clinical trial materials and customer’s costs incurred to execute specific clinical trial protocols related to the Company’s OCS products, which are recorded as a reduction of revenue. The Company records the reduction of revenue and a corresponding accrual for its estimate of the payments in the same period as the revenue is recognized. The Company updates its accrual estimates as information related to these payments is received with a corresponding adjustment to revenue. For each of the three and nine months ended September 30, 2025 and 2024, the net impact of adjustments to revenue for such payments was insignificant.

The Company also makes payments to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products and records such payments as operating expenses. For the three and nine months ended September 30, 2025, the Company recorded $1.3 million and $4.3 million, respectively, of operating expense related to these costs. For the three and nine months ended September 30, 2024, the Company recorded $1.8 million and $4.5 million, respectively, of operating expense related to these costs.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$143,823	$108,761	$444,730	$319,916
Less:
Cost of net product revenue	18,687	13,246	54,420	41,800
Cost of service revenue	40,561	34,670	120,918	88,048
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	6,444	5,462	18,660	16,204
Laboratory supplies and research materials	2,992	3,085	13,154	9,332
Consulting and third-party services	3,432	3,859	9,907	8,504
Clinical trials costs	278	182	626	452
Facility related and other	2,114	1,678	6,007	5,012
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	29,234	28,188	84,212	79,567
Professional and consultant fees	6,395	4,086	19,649	12,636
NOP support	1,173	3,558	5,511	9,101
Tradeshows and conferences	1,076	353	3,051	3,218
Facility related and other	8,137	6,471	21,305	17,190
Other segment items(1)	(1,019)	(293)	2,402	245
Net income	$24,319	$4,216	$84,908	$28,607

(1) Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein approximately $0.2 million and $0.7 million in total compensation for the three and nine months ended September 30, 2025, respectively, for her services as an employee. The Company paid Dr. Amira Hassanein approximately $0.1 million and $0.3 million in total compensation for the three and nine months ended September 30, 2024, respectively, for her services as an employee.

13. Income Taxes

For the three months ended September 30, 2025, the Company recorded an income tax benefit of $1.3 million and for the nine months ended September 30, 2025, the Company recorded income tax expense of $1.0 million, consisting primarily of state income taxes. For the three months ended September 30, 2024, the Company recorded an immaterial income tax benefit and for the nine months ended September 30, 2024, recorded income tax expense of $0.2 million, consisting primarily of state income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions, including bonus depreciation, domestic research cost expensing, and the business interest expense limitation. During the three months ended September 30, 2025, the Company considered the favorable impact of the OBBBA on its annual effective tax rate (“AETR”) and recorded an income tax benefit of $1.3 million. The lower AETR is primarily related to changes to domestic research expensing and bonus depreciation.

The Company had net U.S. deferred tax assets of $148.9 million at December 31, 2024 which were offset in full by a valuation allowance. At each reporting period the Company evaluates the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. At September 30, 2025 and December 31, 2024, the Company provided a valuation allowance for the full amount of its net deferred tax assets because it was not more likely than not that the net deferred tax asset will be realized. It is possible that in the next twelve months there may be sufficient positive evidence to release a portion or all of the Company’s U.S. valuation allowance. Release of the remaining valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance release are subject to management judgment, as well as prospective earnings in the United States.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company is currently performing a study to assess whether a change of control has occurred, or whether there have been multiple changes of control since inception. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

14. Subsequent Events

In October 2025, the Company acquired a fixed-wing aircraft for a purchase price of $14.5 million. The Company plans to utilize the aircraft as part of the NOP's aviation transportation services.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $143.8 million and $444.7 million, and net income of $24.3 million and $84.9 million, for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $383.3 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets, including growing our commercial team, which will pursue increasing commercial sales of our OCS products; growing our NOP, including by maintaining and growing our transplant logistics capabilities, including hiring training and retaining pilots to scale our aviation transportation operations, to support our NOP and reduce dependence on third party transportation, including by means of the acquisition, maintenance or replacement of fixed-wing aircraft or other acquisitions, joint ventures or strategic investments; scaling our manufacturing and sterilization operations; developing the next generation OCS; continuing research, development and clinical trial efforts; seeking regulatory clearance for new products and product enhancements, including additional indications or other organs, in both the United States and select non-U.S. markets; and operating as a public company.

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

In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the OPTN, including its intent to solicit contract proposals to manage the OPTN under a multi-vendor model. At the time, OPTN was operated solely by the United Network for Organ Sharing, or UNOS, under a contract that expired on March 29, 2024. On that date, HRSA extended the contract for UNOS to operate the OPTN for nine months (i.e., until December 29, 2024) with the option for two six-month extensions, potentially extending the contract through December 29, 2025. Additionally, in September 2023, the Securing the U.S. Organ Procurement and Transplantation Network Act was signed into law. This legislation expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN. It also specifies that the awards to operate the OPTN shall be distinct from awards to support the networks’ board of directors. In September 2024, HRSA began awarding contracts aimed at supporting the multi-vendor model.

HRSA continues to implement efforts to improve and modernize the OPTN, including enhancements to patient data on organ procurement, the launch of a publicly accessible data dashboard for allocation out of sequence (AOOS) events, expanded outreach and financial support for living organ donors, and the development of a new OPTN fee collection process whereby HRSA directly collects and distributes patient registration fees under new authorities granted to it by the 2025 Full-Year Continuing Appropriations and Extensions Act. The impact that HRSA's initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

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

Since our acquisition of Summit, we have continued to offer flight school training services, consistent with Summit's operations prior to the acquisition. During the three and nine months ended September 30, 2025, service revenue of $1.2 million and $3.1 million, respectively, was from Summit's legacy operations, unrelated to the NOP and organ transplant. During the three and nine months ended September 30, 2024, service revenue of $1.3 million and $3.3 million, respectively, was from Summit's legacy operations, unrelated to the NOP and organ transplant.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ procurement and OCS perfusion management services and transportation and logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery. Cost of service revenue for the three and nine months ended September 30, 2025 also includes $0.7 million and $2.0 million, respectively, of costs from Summit's legacy operations unrelated to the NOP and organ transplant. Cost of service revenue for the three and nine months ended September 30, 2024 includes $0.7 million and $2.4 million, respectively, of costs from Summit's legacy operations unrelated to the NOP and organ transplant.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue:
Net product revenue	$87,677	$65,861	$21,816
Service revenue	56,146	42,900	13,246
Total revenue	143,823	108,761	35,062
Cost of revenue:
Cost of net product revenue	18,687	13,246	5,441
Cost of service revenue	40,561	34,670	5,891
Total cost of revenue	59,248	47,916	11,332
Gross profit	84,575	60,845	23,730
Operating expenses:
Research, development and clinical trials	15,260	14,266	994
Selling, general and administrative	46,015	42,656	3,359
Total operating expenses	61,275	56,922	4,353
Income from operations	23,300	3,923	19,377
Other income (expense):
Interest expense	(3,491)	(3,617)	126
Interest income and other income (expense), net	3,222	3,939	(717)
Total other income (expense), net	(269)	322	(591)
Income before income taxes	23,031	4,245	18,786
(Provision) benefit for income taxes	1,288	(29)	1,317
Net income	$24,319	$4,216	$20,103

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$3,725	$3,726	$(1)
Heart total revenue	27,401	24,525	2,876
Liver total revenue	107,883	76,671	31,212
Total United States OCS transplant revenue	139,009	104,922	34,087
All other countries
Lung total revenue	385	182	203
Heart total revenue	3,187	2,401	786
Liver total revenue	58	—	58
Total all other countries OCS transplant revenue	3,630	2,583	1,047
Total OCS transplant revenue	$142,639	$107,505	$35,134

We also had service revenue unrelated to OCS transplant of $1.2 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively.

Revenue from customers in the United States related to OCS transplant was $139.0 million in the three months ended September 30, 2025 and increased by $34.1 million compared to the three months ended September 30, 2024, due to higher sales volumes of our OCS Liver and OCS Heart disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $3.6 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $5.4 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Cost of service revenue increased by $5.9 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross profit increased by $23.7 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Overall gross margin was 59% and 56% for the three months ended September 30, 2025 and 2024, respectively. Gross margin from net product revenue was 79% and 80% for the three months ended September 30, 2025 and 2024, respectively. Gross margin from service revenue was 28% and 19% for the three months ended September 30, 2025 and 2024, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to increased efficiencies in transplant logistics.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$6,444	$5,462	$982
Laboratory supplies and research materials	2,992	3,085	(93)
Consulting and third-party services	3,432	3,859	(427)
Clinical trials costs	278	182	96
Facility related and other	2,114	1,678	436
Total research, development and clinical trials expenses	$15,260	$14,266	$994

Total research, development and clinical trials expenses increased by $1.0 million from $14.3 million in the three months ended September 30, 2024 to $15.3 million in the three months ended September 30, 2025. Personnel related costs increased by $1.0 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $0.9 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Facility related and other costs increased by $0.4 million primarily due to the increased cost of supporting a larger group of research and development personnel. These increases were partially offset by a decrease in consulting and third-party services costs of $0.4 million, primarily due to timing of costs related to our development efforts.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$29,234	$28,188	$1,046
Professional and consultant fees	6,395	4,086	2,309
NOP support	1,173	3,558	(2,385)
Tradeshows and conferences	1,076	353	723
Facility related and other	8,137	6,471	1,666
Total selling, general and administrative expenses	$46,015	$42,656	$3,359

Total selling, general and administrative expenses increased by $3.4 million from $42.7 million in the three months ended September 30, 2024 to $46.0 million in the three months ended September 30, 2025. Personnel related costs increased by $1.0 million primarily due to an increase in stock-based compensation expense of $1.4 million, partially offset by a decrease in personnel costs due to less time spent supporting marketing, finance and administrative activities. Professional and consultant fees increased by $2.3 million due to higher consulting services, which primarily related to general business initiatives to support our growth. Facility related and other costs increased by $1.7 million due primarily to increased depreciation and amortization and information technology infrastructure costs, partially offset by a decrease related to timing of costs related to post-approval studies. Tradeshows and conferences costs also increased by $0.7 million due to increased attendance and exhibition activity at tradeshows and conferences. These increases were partially offset by a decrease in NOP support costs of $2.4 million due to less activity supporting selling, general and administrative functions.

Other Income (Expense)

Interest Expense

Interest expense was $3.5 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.3% in September 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended September 30, 2025 and 2024 each included interest income of $3.3 million from interest earned on cash balances. Interest income and other income (expense), net for the three months ended September 30, 2025 and 2024 also included $0.1 million of realized and unrealized foreign currency transactions losses and $0.7 million of realized and unrealized foreign currency transactions gains, respectively.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue:
Net product revenue	$272,011	$198,918	$73,093
Service revenue	172,719	120,998	51,721
Total revenue	444,730	319,916	124,814
Cost of revenue:
Cost of net product revenue	54,420	41,800	12,620
Cost of service revenue	120,918	88,048	32,870
Total cost of revenue	175,338	129,848	45,490
Gross profit	269,392	190,068	79,324
Operating expenses:
Research, development and clinical trials	48,354	39,504	8,850
Selling, general and administrative	133,728	121,712	12,016
Total operating expenses	182,082	161,216	20,866
Income from operations	87,310	28,852	58,458
Other income (expense):
Interest expense	(10,428)	(10,838)	410
Interest income and other income (expense), net	9,007	10,777	(1,770)
Total other expense, net	(1,421)	(61)	(1,360)
Income before income taxes	85,889	28,791	57,098
Provision for income taxes	(981)	(184)	(797)
Net income	$84,908	$28,607	$56,301

Revenue

OCS transplant-related revenue consisted of:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$11,515	$12,675	$(1,160)
Heart total revenue	85,838	71,922	13,916
Liver total revenue	332,460	220,636	111,824
Total United States OCS transplant revenue	429,813	305,233	124,580
All other countries
Lung total revenue	1,181	1,590	(409)
Heart total revenue	10,232	9,800	432
Liver total revenue	442	—	442
Total all other countries OCS transplant revenue	11,855	11,390	465
Total OCS transplant revenue	$441,668	$316,623	$125,045

We also had service revenue unrelated to OCS transplant of $3.1 million and $3.3 for the nine months ended September 30, 2025 and 2024, respectively.

Revenue from customers in the United States related to OCS transplant was $429.8 million in the nine months ended September 30, 2025 and increased by $124.6 million compared to the nine months ended September 30, 2024, due to higher sales volumes of our OCS Liver and OCS Heart disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $11.9 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $12.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Cost of service revenue increased by $32.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross profit increased by $79.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Overall gross margin was 61% and 59% for the nine months ended September 30, 2025 and 2024, respectively. Gross margin from net product revenue was 80% for each of the nine months ended September 30, 2025 and 2024. Gross margin from service revenue was 30% and 27% for the nine months ended September 30, 2025 and 2024, respectively and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to increased efficiencies in transplant logistics.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$18,660	$16,204	$2,456
Laboratory supplies and research materials	13,154	9,332	3,822
Consulting and third-party services	9,907	8,504	1,403
Clinical trials costs	626	452	174
Facility related and other	6,007	5,012	995
Total research, development and clinical trials expenses	$48,354	$39,504	$8,850

Total research, development and clinical trials expenses increased by $8.9 million from $39.5 million in the nine months ended September 30, 2024 to $48.4 million in the nine months ended September 30, 2025. Personnel related costs increased by $2.5 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $3.4 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. Laboratory supplies and research materials costs increased by $3.8 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to our increased need for supplies and materials used for development of our next generation OCS. Consulting and third-party services costs increased by $1.4 million due to development efforts by our external development consultants for our next generation OCS program and other product development. Facility related and other costs increased by $1.0 million due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$84,212	$79,567	$4,645
Professional and consultant fees	19,649	12,636	7,013
NOP support	5,511	9,101	(3,590)
Tradeshows and conferences	3,051	3,218	(167)
Facility related and other	21,305	17,190	4,115
Total selling, general and administrative expenses	$133,728	$121,712	$12,016

Total selling, general and administrative expenses increased by $12.0 million from $121.7 million in the nine months ended September 30, 2024 to $133.7 million in the nine months ended September 30, 2025. Personnel related costs increased by $4.6 million primarily due to an increase in stock-based compensation expense of $4.8 million, partially offset by a decrease in personnel costs due to less time spent supporting marketing, finance and administrative activities. Personnel related costs included stock-based compensation expense of $23.1 million and $18.3 million for the nine months ended September 30, 2025 and 2024, respectively. Professional and consultant fees increased by $7.0 million due primarily to increased professional and legal fees related to an independent review of business practices following allegations raised in a short seller report released in January 2025 and, to a lesser extent, higher consulting services related to general business initiatives to support our growth. Facility related and other costs increased by $4.1 million due primarily to increased depreciation and amortization and information technology infrastructure costs. These increases were partially offset by a decrease in NOP support costs of $3.6 million due to less activity supporting selling, general and administrative functions.

Other Income (Expense)

Interest Expense

Interest expense was $10.4 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.3% in September 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the nine months ended September 30, 2025 and 2024 included interest income of $8.1 million and $10.5 million, respectively, from interest earned on cash balances. The decrease in interest income was primarily due to lower yields on our cash balances. Interest income and other income (expense), net for the nine months ended September 30, 2025 and 2024 also included $1.0 million and $0.3 million, respectively, of realized and unrealized foreign currency transactions gains.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may continue to incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At September 30, 2025, our principal source of liquidity was cash of $466.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$158,327	$29,140
Net cash used in investing activities	(43,737)	(115,697)
Net cash provided by financing activities	13,758	21,688
Effect of exchange rate changes on cash and restricted cash	1,176	151
Net increase (decrease) in cash and restricted cash	$129,524	$(64,718)

Operating Activities

During the nine months ended September 30, 2025, operating activities provided $158.3 million of cash, primarily resulting from net income of $84.9 million, net non-cash charges of $49.7 million, and net cash provided by changes in our operating assets and liabilities of $23.7 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2025 consisted primarily of a decrease in accounts receivable of $17.5 million and an increase in accounts payable and accrued expenses and other current liabilities of $12.8 million, partially offset by an increase in prepaid expenses and other current assets of $4.8 million and a decrease in operating lease liabilities of $2.1 million.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities of $43.7 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

During the nine months ended September 30, 2024, net cash used in investing activities of $115.7 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft. We also received $0.4 million for the final settlement of the Summit purchase price working capital adjustments.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $13.8 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $10.6 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $3.2 million.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. We are obligated to repay the outstanding borrowings in equal monthly installments commencing in July 2026 with the remaining balance due on the maturity date in July 2027. At our option, we may prepay outstanding borrowings under the CIBC Credit Agreement, without a prepayment fee. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of September 30, 2025, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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
•
the costs and expenses of expanding our U.S. and non-U.S. sales, marketing and logistics infrastructure and our manufacturing operations;
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
•
the costs associated with maintaining, improving, and expanding our commercial operations, including the NOP, globally;
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

•
the level of our selling, general and administrative expenses; and
•
the costs related to establishing and relocating to a new long-term global headquarters to accommodate the growing scale and complexity of our business.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the United States District Court for the District of Massachusetts. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and SEC Rule 10b-5 promulgated thereunder, seeking unspecified damages on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between the Class Period, February 28, 2023 and January 10, 2025.

On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the United States District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs (the “Lead Plaintiffs”).

On August 8, 2025, the Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in our 2022 Annual Report, certain earnings calls, and other public statements. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the amended complaint for failure to state a claim. Lead Plaintiffs’ response to the motion is due November 21, 2025, and defendants’ reply brief is due December 22, 2025. We cannot anticipate when the court will rule on that motion.

From time to time, we may be involved in other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2024 Form 10-K and additional risks below.

A prolonged shutdown of the U.S. federal government could adversely affect our business, financial condition, operating results, cash flows and prospects.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the "debt ceiling") has caused the U.S. federal government to shut down, and a prolonged government shutdown impacts us and our customers, vendors and others we do business with. During a U.S. government shutdown certain regulatory agencies, such as the FDA, FAA and the SEC, have had to furlough critical FDA, FAA, SEC, and other government employees and stop critical activities. In addition, the current administration has stated that it could eliminate jobs at federal agencies. Furthermore, although air traffic controllers are deemed to be essential employees who are required to continue to work during a government shutdown, in the current and in past shutdowns air traffic controllers have more frequently called out of work, creating staffing shortages that affect flights and which could impact our aviation services.

Product development and regulatory activities depend on the continuity and capacity of the FDA and other health authorities. Disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in the past as a result. In addition, government funding of the FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. If a government shutdown continues for an extended period of time, or if there are future shutdowns, our business, financial condition, operating results, cash flows or prospects could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2025, one of our directors entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of this Rule 10b5-1 trading plan in the table below.

Rule 10b5-1 Trading Plans

Maximum
Number
of Securities to
			Scheduled		be Purchased or
	Action	Commencement	Termination		Sold Pursuant to	Covers
	and Date	of Trading	of Trading	Security	the Rule 10b5-1	Purchase
Director/Officer	of Action	Period	Period (1)	Covered	Trading Plan (2)	Or Sale
James R. Tobin 2012 Trust	Adoption 09/03/2025	3-Dec-25	3-Dec-26	Common Stock	40,000	Sale

(1) Plan is subject to earlier termination under certain circumstances specified in the plan, including upon the sale or purchase (as applicable) of all shares subject to the plan and upon either party to the plan giving notice of termination within the time prescribed under the plan.

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

Date: October 29, 2025	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)