Form 10-K
period 2025-12-31
TransMedics Group, Inc.
filed 2026-02-24
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, based on the last reported sale price of the registrant’s common stock of $134.01 per share was $4,427 million. As of January 30, 2026, the registrant had 34,302,451 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders scheduled to be held on May 20, 2026, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025, are incorporated by reference into Part II and Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•
our ability to improve the OCS platform, including by developing the next generation of the OCS products or expanding into new indications, and the development, and potential commercialization of our OCS Kidney device;
•
the timing or results of clinical trials for the OCS, including pre- and post-approval studies;
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
•
the impact of a shutdown of the U.S. government;
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
•
our international expansion plans and the costs related thereto; and
•
our estimates regarding revenue, expenses and needs for additional financing.

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

Incidence of end-stage organ failure has been rapidly rising worldwide due to demographic trends that contribute to chronic diseases. Organ transplantation is the treatment of choice for addressing end-stage organ failure due to its positive clinical outcomes and favorable health economics. However, transplant volumes have been significantly restricted by the limitations of cold storage, the standard of care for solid organ transplantation. Cold storage is a rudimentary approach to organ preservation in which a donor organ is flushed with cold pharmaceutical solutions, placed in a plastic bag on top of ice and transported in a cooler. Cold storage subjects organs to significant injury due to a lack of oxygenated blood supply, or ischemia. Further, cold storage does not allow physicians to assess organ viability and lacks the ability to optimize an organ’s condition once it has been retrieved from the donor. Time-dependent ischemic injury has been shown to result in short- and long-term post-transplant clinical complications and, together with the inability to assess or optimize organs, contributes to the severe underutilization of donor organs. With the use of cold storage, the majority of lungs and hearts donated after brain death go unutilized, and almost no available lungs and hearts donated after circulatory death are utilized.

We developed the OCS to comprehensively address the major limitations of cold storage. The OCS is a portable organ perfusion, optimization and monitoring system that utilizes our proprietary and customized technology to replicate near-physiologic conditions for donor organs outside of the human body. We designed the OCS technology platform to perfuse donor organs with warm, oxygenated, nutrient-enriched blood, while maintaining the organs in a living, functioning state; the lung is breathing, the heart is beating and the liver is producing bile. Because the OCS significantly reduces injurious ischemic time on donor organs as compared to cold storage and enables the optimization and assessment of donor organs, it has demonstrated improved clinical outcomes relative to cold storage and reported high donor organ utilization rates for transplants.

We developed the NOP to provide additional capabilities to transplant centers for the complicated organ procurement process that often requires resources and logistics beyond a transplant center’s existing capabilities and capacity, thereby limiting the number of organs the transplant center may be able to retrieve. Our NOP provides an end-to-end service offering delivering organs from anywhere in the United States on-demand directly to transplant centers leveraging our proprietary OCS technology, trained organ procurement surgeons and clinical specialists, and specially designed and dedicated air and ground transport logistics network. Our end-to-end service offering is necessary to ensure: (i) the successful execution of procuring and delivering healthy organs; (ii) the availability of the necessary surgical and clinical resources; (iii) that the highest transportation safety standards are met; (iv) the sharing of cost efficiencies and reducing cost burden of DCD donors that do not progress to become donors; and (v) the increased access to donor organs that are historically unutilized, all of which combine to make certain that TransMedics is able to provide the highest quality of service to transplant recipients, increasing the likelihood of success in the transplant process for each individual, and ultimately increasing the number of organs transplanted each year in the United States. Our transplant logistics services include aviation transportation, ground transportation, and other coordination activity that is capable of arranging procurement missions on limited notice and at various hours of the day. Our NOP provides transplant centers with the ability to utilize the OCS to procure and transplant more organs for their patients than they would otherwise be able to do without increasing their own staff.

In August 2023, we acquired Summit Aviation, Inc. and Northside Property Group, LLC, or together Summit. Summit was a charter flight operator based in Bozeman, Montana. The acquisition enabled us to add aircraft transportation services to our NOP and become a comprehensive national provider of donor organ procurement and delivery in the United States. We have also acquired 22 fixed-wing aircraft to transport donor organs as part of the services offered under our NOP. We intend to opportunistically evaluate acquisitions of additional fixed-wing aircraft to enhance our logistics capabilities and support international expansion.

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

Our current corporate headquarters, manufacturing and clinical training facilities are located in Andover, Massachusetts. In January 2026, we entered into an operating lease for premises in Somerville, Massachusetts to serve as our new corporate headquarters. The lease term began in January 2026, and we expect to transition certain of our operations to the Somerville premises on or before January 1, 2028, with the goal of ultimately replacing our existing headquarters in Andover, Massachusetts. We also have a geographically distributed team in the United States supporting our NOP and a designated maintenance hub for our aircraft in Dallas, Texas. We have additional distribution, commercial and research and development operations in Europe. As of December 31, 2025, we had a total of 898 employees worldwide, most of whom were full-time and located in the United States. We generated $605.5 million, $441.5 million and $241.6 million of total revenue during the years ended December 31, 2025, 2024 and 2023, respectively, representing year-over-year growth of 37.1% and 82.7% in 2025 and 2024, respectively. Our business model is characterized by a high level of recurring revenue, which is derived primarily from sales of our single-use, organ-specific disposable sets that are required for each transplant using the OCS as well as services provided to transplant centers by our NOP.

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

•
National OCS Program

We developed our NOP to provide transplant programs with a more efficient process to procure donor organs with the OCS. The NOP is designed to support increasing numbers of transplants and extended procurement distances, and provides an alternative to the previous model in which the recipient transplant center sends its team to the donor site for procurement. Our NOP provides a turnkey solution that leverages the technical advantage of the OCS and provides transplant centers with a more efficient way to increase their volume of transplants without significantly increasing resources.

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

The OCS Technology Platform

We developed the OCS, the first and only FDA approved portable, multi-organ, warm perfusion platform, to leverage proprietary core technologies across multiple organs. For each OCS product, we supplement the platform with organ-specific, customized and proprietary technologies. To date, we have developed three OCS products, one for each of lung, heart and liver transplantation. We have initiated the development of OCS Kidney, which is intended to be a smaller platform and include features such as automation and remote monitoring to enable longer preservation time and organ functional assessment. OCS Kidney will leverage our third generation, or Gen-3, multi-organ platform, which is being developed to improve the OCS usability, incorporate new technology, and further facilitate the use of OCS in our NOP.

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
•
Develop the next generation and Gen-3 OCS technology platforms, including expansion into additional organs, to improve user experience and facilitate our NOP. In 2025, we introduced next generation OCS improvements in the clinical setting for OCS Lung and OCS Heart through the enrollment of two new clinical trials. The clinical programs are intending to generate new clinical evidence aimed at demonstrating superiority of OCS to static cold storage methods while additionally showing improved donor organ function beyond preservation and enabling safe, reproducible scheduled heart and lung transplants. In addition, we are developing the Gen-3 multi-organ platform to improve the OCS usability, incorporate new technology and automation, and facilitate the use of OCS in our NOP. The OCS Kidney will leverage Gen-3 technology and is intended to be a smaller platform, and include features such as automation and remote monitoring, with the objective of enabling longer preservation time and facilitating functional assessment of donor kidney.
•
Expand internationally in key European countries. We believe international expansion could represent an additional growth driver for us in the long-term. We have begun to add resources in Europe focused on commercial expansion and market access, including the introduction of NOP in certain regions. In the second half of 2025, we initiated activities related to the expansion of our logistics network in certain European regions to support the offering of our NOP, including infrastructure required for organ transplantation ground transportation services in Italy. We currently conduct research and development activities in Mirandola, Italy and we plan to construct research and development and manufacturing facilities in Italy to further expand our capabilities in Europe.

Commercialization

We commercialize our products through two channels: our NOP and a direct acquisition model. Our NOP enables transplant centers to outsource the organ procurement, OCS perfusion management and transplant logistics process to our trained organ procurement surgeons, clinical specialists and transplant and logistics coordinators while using our OCS products. Our offering allows the transplant center to focus their internal resources on the transplant surgery and patient care. Utilizing our NOP saves the transplant center from investing in additional resources to support higher volumes and longer distance procurements. Since the launch of the NOP in the U.S., our sales of the OCS have primarily been through the NOP.

Our direct acquisition model is provided to transplant centers to train their own teams for organ procurement and OCS perfusion management on the OCS. Customer users are certified on the use of OCS at our training facility. Customers in the direct acquisition channel keep inventory of OCS disposables available and order replenishment as they are used. Through 2025, all of our international customers and a small number of our U.S. customers purchased our OCS products through the direct acquisition model.

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

.

OCS Clinical Trial Overview Table

Next-Generation OCS Trials

In August 2025 and January 2026, we received FDA approval under Investigational Device Exemptions, or IDEs, to initiate multi-part, prospective clinical trials for next-generation versions of our OCS Heart and OCS Lung systems, respectively. The OCS Heart trial, referred to as the ENHANCE Heart trial, was initiated in the fourth quarter of 2025 and is designed to evaluate the performance of a next-generation OCS Heart platform under extended perfusion conditions and to further assess clinical outcomes relative to static cold storage in certain donor populations. The ENHANCE Heart trial is structured as a multi-center, two-part clinical study and is expected to enroll more than 650 heart transplant recipients across participating centers. Enrollment in the ENHANCE Heart trial is expected to occur over multiple years, with data available following the completion of each respective part of the trial.

The OCS Lung DENOVO trial is intended to evaluate the performance of the modified OCS Lung system and may allow for claims of superiority on the label compared to static cold storage. The DENOVO Lung trial is expected to enroll transplant recipients who meet protocol-defined eligibility criteria. Enrollment is expected to commence following site activation and regulatory readiness, with clinical data anticipated to become available on a staged basis during the enrollment and follow-up period.

These trials are intended to support potential future regulatory submissions for our next generation OCS Heart and Lung Systems, including PMA supplements, and may enable expanded indications for use of our OCS Heart system.

Intellectual Property

Patents and Trade Secrets

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure and assignment of inventions agreements and other measures to protect our intellectual property. Our patent portfolio includes patents and patent applications that we own or license from third parties.

As of December 31, 2025, our owned and licensed patent portfolio consisted of approximately 451 issued patents and pending patent applications worldwide, including in the United States, Australia, Europe, Canada, China, Israel, New Zealand and Japan. Our owned portfolio includes patents and applications related to one or more of the OCS Lung, OCS Heart, OCS Liver and solutions. In the United States, our owned portfolio includes about 47 issued patents and 14 pending applications. Outside the United States, our owned portfolio includes about 331 issued patents and 57 pending applications. Issued patents in our portfolio are expected to expire between 2026 and 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. If granted, the pending U.S. and foreign patent applications in our portfolio are expected to expire between 2026 and 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2025, our patent portfolio relating to the OCS Lung or lung transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a lung ex vivo using both perfusion and ventilation. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Ireland, Israel, Italy, Japan, Hong Kong, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Canada, China, Europe, Hong Kong, Israel, Japan and under the Patent Cooperation Treaty. These patents, and any patents issued from pending patent applications, are expected to expire in 2043, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

As of December 31, 2025, our patent portfolio relating to the OCS Heart or heart transplantation technology includes families comprised of patents and patent applications with claims that are generally directed to certain methods and systems for preserving a heart ex vivo. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and patent applications are pending in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, and New Zealand. These patents, and any patents issued from pending patent applications, are expected to expire in 2039, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. Patent term extension for one patent relating to the OCS Heart, U.S. Patent No. 7,651,835, was granted on July 2, 2025, extending the patent term to expire on March 13, 2032.

As of December 31, 2025, our patent portfolio relating to the OCS Liver or liver transplantation technology includes a family of issued and pending patent applications with claims that are generally directed to certain systems, including perfusion circuits for perfusing a liver ex vivo. Such patents are issued in the United States, Austria, Australia, Belgium, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden, and United Kingdom, and applications are pending in the United States, Australia, Canada, Israel and Japan. This patent and any patents issued from pending patent applications are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable. Patent term extension for one patent relating to the OCS Liver, U.S. Patent No. 10,076,112, was granted on June 24, 2025, extending the patent term to expire on September 28, 2035.

As of December 31, 2025, our patent portfolio relating to the OCS Solutions or other solutions for transplantation systems includes families comprised of patents and patent applications with claims that are generally directed to compositions of certain perfusion fluids. Such patents are issued in the United States, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Europe, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Netherlands, New Zealand, Spain, Sweden and United Kingdom, and patent applications are pending in the United States, Canada, China, Europe and Hong Kong. These patents, and any patents issued from pending patent applications, are expected to expire in 2035, excluding any potential additional patent term for patent term adjustments or patent term extensions, if applicable.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest filing date of a non-provisional patent application in the applicable country. Patents may not be issued from any of our pending applications and, if patents are issued, they may not be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or proprietary technologies may be alleged to infringe.

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

Warm perfusion preservation for solid organ transplant is an emerging alternative designed to address the limitations of cold storage and cold perfusion. In warm perfusion, the organs are functioning and metabolically active. We are aware of only two other companies providing warm perfusion systems, OrganOx Limited, which was acquired by Terumo Corporation in October 2025, and XVIVO Perfusion AB, both of which offer single-organ warm perfusion systems for the liver and lung, respectively. We also compete with other cold preservation devices in this industry, such as those from Paragonix Technologies, Inc., which was acquired by Getinge in September 2024.

We believe that our principal competitive factors include:

•
strong clinical evidence from large trials demonstrating safety, effectiveness and clinical benefits;
•
superior technology;
•
our NOP, including clinical service and transplant logistics services;
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

Research, Development and Clinical Trial Operations

Our research, development and clinical trial operations function is focused on developing the next generation and Gen-3 OCS, including development of OCS products for additional organs; improving incrementally the technology and manufacturing efficiency of our current platform; expanding the body of clinical evidence supporting the use of the OCS platform through pre-market clinical trials, post-market registries and scientific publications; developing applications to expand the access and use of the data generated from the OCS; and conducting research to investigate new clinical applications and uses for the OCS platform.

The function includes a dedicated clinical trial team that has trial management, data collection and biostatistics expertise. Additionally, our product engineering function consists of multi-disciplinary engineering teams that have electrical, mechanical, systems and software engineering expertise. Finally, our regulatory function includes a team with both U.S. and international medical device regulatory expertise and is supported by senior ex-FDA regulatory advisors and outside legal counsel. For the years ended December 31, 2025, 2024 and 2023 our research, development and clinical trials expenses were $69.1 million, $56.0 million and $36.1 million, respectively.

Manufacturing and Supply Chain Operations

We design and assemble our OCS Consoles and disposable OCS Perfusion Sets at our facility in Andover, Massachusetts. We utilize two assembly shifts and we have the ability to add additional shifts to the cleanroom to further increase production capacity. We manufacture our sterilized disposable OCS Perfusion Sets in an ISO class 7 cleanroom. We plan to move into our new corporate headquarters on or before January 1, 2028, and the new facility is expected to provide additional manufacturing and assembly space and infrastructure to support our operations over time. We may continue to utilize certain functions of our existing facility in connection with our operations. We believe the capacity of these facilities is sufficient to cover the next several years of forecasted demand. We rely on third parties to sterilize our products prior to sale.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a PMA or issuance of a de novo classification order. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent and regulatory controls needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and/or the user and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation, or QMSR (that recently replaced the Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events and device malfunctions, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k)

of the FDCA requesting a substantial equivalence determination that provides permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or a device that was reclassified from Class III to Class II or I, or another commercially available device that was cleared through the 510(k) process or that was granted marketing authorization through the de novo classification process under section 513(f)(2) of the FDCA, or a 510(k) exempt device. We received 510(k) clearance for the OCS Lung Solution for cold flush, storage and transportation of donor lungs in July 2021, for the OCS Lung Donor Flush Set in November 2022, and for the OCS Heart Leukocyte Reducing Filter in October 2023.

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

PMA Pathway

Class III devices require an approved PMA before they can be marketed. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review generally takes one year, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. An advisory committee of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ manufacturing facility or facilities to ensure compliance with the QMSR and, in some cases, will audit the applicant and clinical sites as part of its Bioresearch Monitoring program.

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

Clinical Trials

Clinical trials are almost always required to support a PMA application and may be necessary to support PMA supplements for additional indications or modified versions of a marketed device product. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of study review and approval, informed consent, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. To be approved, an IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device to support marketing approval or clearance, or to warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. Non-significant risk device studies do not require submission of an IDE application to FDA.

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
•
QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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

Our manufacturing processes are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of records and documentation to meet the requirements of the QMSR. The QMSR recently replaced the QSR to harmonize and modernize the regulatory requirements for devices in the U.S. with those used by regulatory authorities in other jurisdictions, primarily through incorporating by reference the international standard specific for medical device quality management systems set by the International Organization for Standardization ISO 13485:2016.

As a manufacturer, our facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QMSR or other applicable regulatory requirements could result in the shutdown of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Under the MDR, a medical device placed on the market in the European Union must meet the applicable General Safety and Performance Requirements, or GSPRs, laid down in Annex I of the MDR. Similar to the U.S. system, medical devices are classified into one of four classes based on risk: I, IIa, IIb and III, with class I representing the lowest risk products and class III the highest risk products. One of the most fundamental GSPRs is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others (provided that any risks posed are acceptable when weighted against the benefits). In addition, the GSPRs include (but are not limited to) that the device must achieve the performances intended by the manufacturer, be designed, manufactured and packaged in a suitable manner and the manufacturer must establish, implement, document and maintain a risk management plan. The European Commission has adopted various standards applicable to medical devices, referred to as harmonized standards. While not mandatory, compliance with these harmonized standards is often viewed as the easiest way to satisfy the GSPRs as a practical matter. Compliance with a harmonized standard developed to implement a GSPR also creates a rebuttable presumption that the device satisfies that essential requirement. To date, the European Commission has harmonized certain standards, including, for example, standards of sterilization, biological evaluation, the quality management system, etc. but will continue to harmonize more standards going forward.

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

Post-marketing Requirements

In the European Union, we are currently required to comply with strict post-marketing obligations. These include obligations to have in place quality management, post-market surveillance and vigilance systems. These requirements include that the manufacturer must report to the relevant national competent authorities (a) any serious incident involving devices made available on the EU market and (b) any field safety corrective action (i) in respect of devices made available on the EU market or (ii) undertaken in a third country in relation to a device made available on the EU market if the reason for such action is not limited to the device made available in the third country. Additionally, the manufacturer of high risk devices must submit periodic safety update reports to its notified body and manufacturers of lower risk devices must maintain periodic safety update reports as part of the technical documentation for their products.

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

Since May 26, 2021, the MDR has applied throughout the EU and Northern Ireland. As the MDR took effect after the UK left the European Union, it was not retained in UK law and therefore does not apply in Great Britain (England, Wales and Scotland). It applies in Northern Ireland under the terms of the Northern Ireland Protocol.

In the United Kingdom medical devices are regulated under the Medical Devices Regulations 2002 (SI 2002 No 618, as amended), or the UK MDR, which give effect to the MDD and associated EU legislation which has since been repealed and replaced in the European Union by the MDR.

This means that the route to market of medical devices in Great Britain is based on the requirements derived from pre-existing directly applicable EU legislation prior to the UK’s exit from the EU. Despite the MDR not applying in Great Britain, the UK MDR provides a transitional period that allows manufacturers to place devices CE marked under the MDR on the market in Great Britain potentially up until June 30, 2030.

Since January 1, 2021 (when the Brexit transition period ended), there have been a number of changes, introduced to the UK MDRs, which regulate how medical devices are placed on the market in Great Britain. These include:

•
a Great Britain-specific pathway to market which involves product marking with the UKCA mark, potentially involving a UK Approved Body, depending on the class of device;
•
an obligation to register all medical devices, including in vitro diagnostic medical devices, or IVDs, custom-made devices and systems or procedure packs, with the MHRA before they are placed on the Great Britain market; and
•
an obligation on medical device manufacturers based outside the UK who wish to place a device on the Great Britain market to appoint a single UK Responsible Person for all devices who will act on their behalf to carry out specified tasks, such as registration. We have appointed a UK Responsible Person for our devices in the UK.

The UK Government recently adopted new post-market surveillance legislation (through amendments to the UK MDR) and plans to adopt further changes to pre-market medical device regulation in 2026. The UK Government also plans to consult on the indefinite recognition of the CE mark for medical devices placed on the market in Great Britain.

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

Post-marketing Requirements

Once a medical device has been placed on the UK market, the manufacturer is required to submit vigilance reports to the MHRA when certain incidents occur in the UK that involve their device. They must also take appropriate safety action when required. The manufacturer must also ensure their device meets appropriate standards of safety and performance for as long as it is in use. The advertising and marketing of medical devices is governed in the UK primarily by self-regulatory codes of practice.

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

Laws with Extra-territorial Effect

Many countries in which we operate have laws with extra-territorial effect—those laws apply to our operations outside the relevant country, to the extent they are breached. Examples of such laws include the Foreign Corrupt Practices Act, or the FCPA, the UK Bribery Act of 2010, or the Bribery Act, and the General Data Protection Regulation, or the GDPR.

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

Human Capital Management

Our human capital strategy is comprehensive and leverages our work practices and collaborative culture. As of December 31, 2025, we employed 898 people globally, most of whom were full-time and located in the United States.

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

Career Development: We are proud to have a work environment that promotes continued development for our employees. Employees are provided with formal written feedback, at least annually, and together with their manager, develop individual goals that are derived from our overall corporate and financial goals. Moreover, we collaborate with our employees to provide customized career development plans as well as general and targeted training curricula based on their roles.

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

Our financial results may fluctuate from quarter to quarter due to a number of factors, including the availability of donor organs for transplantation and transplant center surgeons, which is unpredictable and could impact the volume of transplant procedures performed at transplant centers using the OCS and demand for our NOP. Our revenue from sales may fluctuate significantly from quarter to quarter, and our future quarterly and annual expenses as a percentage of our revenue may be significantly different from those we have recorded in the past. In addition, we intend to opportunistically evaluate acquisitions of additional aircraft for our aviation transportation services, for which the timing is uncertain and the amount we incur for such acquisitions is likely to differ from quarter to quarter. Our financial results in some quarters may fall below expectations. Comparing our financial results on a period-to-period basis may not be meaningful, and past results may not be an indication of our future performance.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of December 31, 2025, our outstanding principal balance of long-term debt under our credit agreement with Canadian Imperial Bank of Commerce, or CIBC, was $60.0 million, which we refer to as the CIBC Credit Agreement. Our payment obligations under the CIBC Credit Agreement reduce cash available to fund working capital, capital expenditures, research and development and general corporate needs. In addition, indebtedness under the CIBC Credit Agreement bears interest at a variable rate, making us vulnerable to increases in market interest rates. If market rates increase substantially, we will have to pay additional interest on this indebtedness, which would further reduce cash available for our other business needs. We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under or refinance our indebtedness under the CIBC Credit Agreement, which is repayable in equal monthly installments starting in July 2026 and a final payment due at maturity in July 2027.

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

Prior to 2024, we had incurred significant operating losses and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued customer utilization of our NOP. We generated net income of $190.3 million and $35.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $278.0 million.

Our efforts to grow our business may be costlier than we expect. If our operating and capital expenditures are greater than we expect and if our revenue growth is not sufficient to support these expenditures, we will not be able to sustain profitability. We expect our operating and capital expenditures will continue to increase for the foreseeable future as we focus on growing commercial sales of our products in both the U.S. and select non-U.S. markets, including expanding our commercial team, growing our NOP, scaling our manufacturing and sterilization operations, continuing research, development and clinical trial efforts, including expanding our research and development and manufacturing capabilities in Italy, seeking regulatory approval for the next generation OCS, new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets, establishing and relocating to a new long-term global headquarters, and seeking greater control of air and ground transport for our NOP. The timing and amount of our operating and capital expenditures will depend on many factors, including:

•
revenue generated from our NOP services and sales of our OCS Consoles, OCS Perfusion Sets and OCS Solutions and other products that may be approved in the United States and select non-U.S. markets;
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
•
the costs, timing and outcomes of pre- and post-approval studies and any future clinical studies and regulatory reviews, including to seek and obtain approvals for the next generation of OCS products or for new indications for our OCS products;
•
the emergence of competing or complementary technologies;
•
the number and types of future products we develop and commercialize;
•
the cost of constructing research and development and manufacturing facilities in Italy;
•
the costs related to establishing and relocating to a new long-term global headquarters to accommodate the growing scale and complexity of our business;
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

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to future limitations.

As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $370.9 million, which may be available to offset future taxable income, of which $74.0 million expire at various dates beginning in 2030, while the remaining $296.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of taxable income. As of December 31, 2025, we had state NOL carryforwards of $261.6 million, which may be available to offset future taxable income and expire at various dates beginning in 2030. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $7.3 million and $4.0 million, respectively, available to offset future tax liabilities. Our U.S. federal research and development tax credit carry forwards expire at various dates beginning in 2026. A portion of our NOL and tax credit carryforwards could expire unused if we do not generate sufficient federal and state taxable income prior to their expiration. In addition, a corporation that undergoes an “ownership change,” generally defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from future ownership changes. Our NOLs and credits may also become impaired under state law. For these reasons, if an ownership change occurs, or in the event we experience a change of control, we may not be able to utilize a portion of the NOLs and research and development credit carryforwards.

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

In order to manufacture the OCS in quantities sufficient to meet our anticipated commercial opportunity, we will need to continue to increase our manufacturing capabilities and retain third parties to sterilize our products. We anticipate that our new headquarters, which we expect to move into on or before January 1, 2028, will meet these increased requirements but we may encounter technical challenges to increasing the scale at which we manufacture the OCS, including with respect to material procurement and quality control and assurance. An increase in production could make it more difficult for us to comply with quality system regulations or other applicable requirements that are currently enforced by the FDA and other regulatory authorities, or that may be introduced in the future, in both the United States and in other countries. Further, we may experience disruptions to our manufacturing as a result of the move to the new headquarters that could potentially limit our production capacity. Commercial scale production of the OCS on a continuing basis also will require us to continue to hire and retain additional management and technical personnel who have the necessary manufacturing experience and skills. We might not successfully identify, hire or retain qualified personnel on a timely basis or at all. To maintain quality of our OCS, we may not be able to scale production of our OCS products at a rate that meets customer demand for our products. Our inability to increase the scale of our manufacturing of the OCS could impair our ability to generate revenue and adversely affect market acceptance of our product.

In addition, all of our manufacturing operations are currently conducted at a single facility in Andover, Massachusetts and we may continue to conduct certain manufacturing activities at this facility while utilizing additional facilities over time. Any interruption in operations at this location could result in our inability to satisfy product demand. Despite our efforts to safeguard this facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off-site storage of computer data, a number of factors could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including:

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

Directors of transplant programs are key decision-makers in the adoption of novel medical devices used in organ transplantation. An important part of our commercialization efforts is to educate transplant center program directors and other surgeons on the relative merits of the OCS. Our success depends, in large part, on effectively marketing and educating program directors and other surgeons about the benefits of the OCS and our NOP. Acceptance of the OCS also depends on educating program directors, other surgeons and private and public payors as to the distinctive characteristics, perceived medical and economic benefits, safety, ease of use and cost-effectiveness of the OCS and our NOP. If program directors, other surgeons and private and public payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products and NOP Services. Currently, most universal national healthcare systems outside of the United States do not reimburse transplant centers for the use of the OCS, and reimbursement in international markets may require us to undertake additional clinical studies.

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

Since our acquisition of Summit, an aviation business, in 2023, we have separately acquired 22 fixed-wing aircraft, and intend to opportunistically evaluate acquisitions of additional fixed-wing aircraft that will be operated as part of our NOP. In addition, in August 2023, we acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., or together Bridge to Life. Utilization of these acquired assets may be complex, costly and time consuming and we may face unanticipated issues, expenses and liabilities. We may not successfully or profitably utilize newly acquired assets or integrate, operate, maintain and manage any newly acquired operations or employees. We may decide that only certain of the acquired technology is useful for the next generation of the OCS, or that integration of the acquired technology is not feasible or is too costly.

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

We depend on single-source suppliers and, in a few cases, sole-source suppliers for many of the components used in the OCS, and any supply interruption could harm our business.

We rely on single-source suppliers and, in a few cases, sole-source suppliers for many of the components used in the OCS. For example, each of Fresenius Kabi Austria GmbH and Fresenius Kabi AB, which we refer to collectively as Fresenius, is our single-source supplier of OCS Solutions for the OCS Lung and the OCS Heart, respectively. While we have manufacturing and supply agreements with certain of our suppliers, for most of our suppliers, we place purchase orders on an as-needed basis. Our suppliers could discontinue the manufacturing or supply of these components at any time. We do not carry a significant inventory of some of these components. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If our single or sole-source suppliers are unable or unwilling to deliver components to us, whether due to a labor shortage, slow down or stoppage, or for any other reason, we may not be able to manufacture or have available one or more products during such period of unavailability and our business could suffer, possibly materially. In such a case, we would be required to seek alternative suppliers. We might not be able to identify and qualify additional or replacement suppliers for any of these components quickly or at all or without incurring significant additional costs. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

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

Establishing additional or replacement suppliers for any of these materials or components, if required, or any supply interruption from our suppliers, could limit our ability to manufacture our products, result in production delays and increased costs and adversely affect our ability to deliver products to our customers on a timely basis, which could harm our business. Our inability to obtain sufficient quantities of components for the OCS also could adversely affect development of the next generation of the OCS. If we are not able to identify alternate sources of supply for the components, we might have to modify our product to use substitute components, which could lead to additional regulatory obligations that could impact our marketing ability, cause delays in shipments, increase design and manufacturing costs and increase prices for our products. Any such modified product might not be as effective as the predecessor product or might not gain market acceptance. This could lead to customer dissatisfaction and damage to our reputation and could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Clinical trials often require enrollment of large numbers of subjects, who may be difficult to identify, recruit and maintain as participants in the clinical trial. As a condition to our PMA approvals, we are required to conduct post-market studies. For example, we have post-approval registries ongoing or completed for all three of our organ products, including the OCS Lung Thoracic Organ Perfusion Registry, or TOP Registry, the OCS Heart Perfusion Registry, or OHP, and the OCS Liver Perfusion Registry, or OLP.

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

Failure can occur at any stage of clinical testing. For example, our clinical studies may produce negative or inconclusive results, and, in the case of our ENHANCE and DENOVO clinical trials, we may not be successful in demonstrating superiority when compared to static cold storage methods. Additionally, in the future, we may decide, or regulators may require us, to conduct clinical and non-clinical testing in addition to those we have planned. After submission of our PMA applications for OCS Lung and OCS Heart, the FDA requested certain additional clinical analyses, technical information and clarifications as part of the agency’s normal review process. The FDA ultimately approved both PMAs. The FDA could ask us to conduct additional clinical trials or submit additional evidence to support PMA applications in the future. Our failure to adequately demonstrate the safety and effectiveness of any product we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that product or indication for use. Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require marketing authorization from regulatory authorities in those countries. Authorization approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Risks Related to Our Transplant Logistics Operations

We have limited experience operating aircraft, and we may not be able to achieve the anticipated benefits of our aircraft operations.

We have limited experience operating aircraft, and we continue to depend on certain members of the former management team of Summit and additional employees we may hire for the successful operation of aviation transportation services and the integration into our NOP services offering. We must comply with applicable laws and regulations to manage our growing NOP transplant logistics network. The operation of aircraft is a highly regulated activity and one that involves unique risks, including those described above, which we have not needed to manage previously. We may not successfully manage these risks or profitably utilize, integrate, operate, maintain and manage our newly acquired aircraft, employees and other aircraft operations.

If we fail to retain certain members of the existing management of Summit, or if we fail to successfully manage our aircraft operations or growing transplant logistics network, our ability to realize the anticipated benefits of the acquisition of Summit or expansion of our NOP may be adversely affected.

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

As part of our services offered under our NOP, we have acquired a fleet of fixed-wing aircraft. All of the aircraft we currently operate are standardized variants of a certificated model produced by a single manufacturer. Parts and services from this manufacturer are subject to their product and workmanship warranties and capacity to service aircraft. If this manufacturer fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain we may experience a significant delay in the delivery of or fail to receive previously ordered parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our customers. If there is a shortage of replacement parts that are compatible with the model of aircraft we operate, our entire fleet may be impacted and we would not be able to rely on other model aircraft during replacement part shortages or outages. Our operation of a single model of aircraft may therefore limit flexible use of our fleet. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.

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

Our aircraft operations are affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies and staffing shortages, increased and changing security measures, changing regulatory and governmental requirements, and new or changing travel-related taxes. For example, in November 2024, the FAA announced that a shortage of air traffic controllers had significantly impacted flight traffic. Additionally, U.S. federal government shutdowns have negatively affected the FAA, including causing significant impacts on flight traffic, and any future shutdown could negatively impact our aviation transportation operations. Factors that cause flight delays could prevent us from effectively transporting organs in a timely manner, which could have a material adverse effect on our business, results of operations and financial condition.

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

We strive to create a culture in which our employees act with integrity, treat each other with respect and consider themselves empowered to report suspected misconduct. Our ability to attract and retain a high-quality workforce depends upon our commitment to an inclusive environment, along with our perceived trustworthiness and ethics. Issues can arise in any number of circumstances, including employment-related offenses such as workplace harassment and discrimination, regulatory noncompliance, failure to properly use and protect data and systems, and violations of our employee policies, as well as from actions taken by regulators or others in response to such conduct. Addressing allegations of misconduct detracts focus from business operations and is expensive. We have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees. These policies, which include a code of business conduct and ethics, an insider trading policy, a Regulation FD policy, a sexual harassment policy, a regulated fraternization policy, and a whistleblower policy, are a component of our effort to minimize employee misconduct as well as activities that frequently result in allegations of misconduct. We continuously assess our policies and provide training to our employees, but our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our shareholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.

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

Because we market the OCS in countries in Europe, Asia-Pacific, Central Asia and Canada and plan to market it in other international markets, we are subject to risks associated with doing business internationally. During the years ended December 31, 2025, 2024 and 2023, 3%, 3% and 6%, respectively, of our revenue was generated from customers located outside of the United States. We anticipate that international sales will continue to represent a portion of our total sales. In addition, some of our employees and suppliers are located outside of the United States. Accordingly, our results of operations could be harmed by a variety of factors, including:

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
•
the burdens of complying with a wide variety of foreign laws and different legal standards, such as anti-bribery laws, including the FCPA, and the Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
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

We may experience disruptions to our business as a result of the relocation of our headquarters and general expansion of our operations.

We may experience disruptions as we continue to expand our operations and facilities and execute on our growth strategy. In January 2026, we entered into a lease agreement with the intent to move our headquarters to a larger space in Somerville, Massachusetts. We intend to renovate the facility before moving our operations, including manufacturing, to this facility. The process of moving our business, opening new facilities and bringing operations online at this new site is inherently complex and is not part of our day-to-day operations. The relocation and expansion of our headquarters and the opening of any additional new facilities, including our planned expansion in Italy, may cause significant disruption to our operations, divert management attention and resources and involve significant costs, all of which could have a material adverse effect on our business, financial condition and results of operations. The relocation of our headquarters and any additional facilities that we seek to open may take longer than anticipated or may not proceed as planned, and the expected benefits may be less than anticipated.

Our international expansion may expose us to operational, compliance and financial risks that could adversely affect our business and results of operations.

We are expanding our operations outside the United States, which increases operational complexity and may require significant management attention and resources. Our international operations involve increased logistics and supply chain complexity, foreign customs and trade requirements, and reliance on third-party service providers, which may result in delays or increased costs. Operating internationally also exposes us to legal and compliance risks, as well as differing healthcare systems and reimbursement frameworks that may limit adoption of our OCS technologies, NOP services or related offerings or reduce expected revenues and margins, If we are unable to effectively manage these risks, our business, financial conditions and results of operations could be materially and adversely affected.

Our use of artificial intelligence, or AI, and other emerging technologies could adversely impact our business and financial results.

We currently make limited use of AI technologies in our operations, and we may continue to explore further use cases. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors, but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, privacy, cybersecurity and other significant risks. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our product offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs on us and limit our ability to effectively develop, deploy or use AI technologies. Furthermore, if we are unable to effectively manage the use of AI technologies by our employees and service providers, our confidential information, intellectual property and reputation could be put at risk. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

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

If any third-party patents were asserted against us, even if we believe such claims are without merit, a court may not find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that the asserted third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize our products. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, a court of competent jurisdiction may not invalidate the claims of any such U.S. patent. We may choose or, if we are found to infringe a third party’s patent rights and we are unsuccessful in demonstrating that such patents are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing any of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or products. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Our success and ability to compete depend in part upon our ability to establish and maintain intellectual property rights covering the OCS in the United States and other countries. We own several patents and patent applications in the United States and corresponding patents and patent applications in a number of foreign jurisdictions. With respect to the patents and patent applications that we own, any patents that have or may issue from our currently issued or pending patent applications would be expected to expire between 2026 and 2043, assuming all required fees are paid.

However, our patents or pending patent applications that mature into issued patents may not include claims with a scope sufficient to protect our OCS technology, any additional features we develop for our OCS technology or any new products. Other parties may have developed technologies that may be related to or competitive with our system, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, our patents may be challenged, narrowed, held unenforceable, invalidated or circumvented, or others could challenge the inventorship, ownership or enforceability of our patents and patent applications, any of which could limit our ability to stop competitors from marketing similar products or limit the term of patent protection we may have for our products, or cause us to lose our right to manufacture, market and sell the OCS products or components of the OCS products. Additionally, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a first-to-file system. The first-to-file provisions became effective on March 16, 2013. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

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
•
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

Depending upon the timing, duration and specifics of FDA marketing approval of our products, one or more of the U.S. patents we own or license may be eligible for patent term restoration (also referred to as patent term extension) under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years for a patent covering an approved product as compensation for effective patent term lost as a result of product development and the FDA regulatory review process. However, even if, at the relevant time, we have an issued patent covering our product, we may not be granted an extension if we were, for example, to fail to apply within applicable deadlines or prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the time period of the extension could be less than we request, for example, if we are found to have failed to exercise due diligence during the testing phase or regulatory review process. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years after approval and only patents claiming the approved product, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension, the term of any such extension is less than we request, or the scope of patent protection is less than we would expect it to be during extension period, the period during which we could enforce our patent rights for the applicable product may be shortened and our competitors may obtain approval of competing products sooner. As a result, our ability to generate revenue could be materially adversely affected. Further, our competitors may launch their product earlier than might otherwise be the case. If we do not have adequate patent protection or other exclusivity for our products, our business, financial condition or results of operations could be materially adversely affected.

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

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors, hospitals or other third parties. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, we may not be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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
•
refusing or delaying our requests for PMA of new products or for modifications to existing products, and refusing or delaying our requests for PMAs for new intended uses of the OCS;
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

Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medical Devices Regulations 2002 (UK MDR 2002) provided a transitional period under which the UK will recognize EU CE marks and the MHRA has confirmed that this will apply potentially until June 30, 2030 (although a consultation is expected that may further extend this period). To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with the UK MDR 2002 (as amended or replaced) and have the UKCA mark affixed. However, even devices that benefit from the transition period must still comply with the other requirements of the UK MDR 2002; for example, there are broader registration requirements with the Medicines and Healthcare products Regulatory Agency, or the MHRA, and if the manufacturer is located outside the UK, a UK Responsible Person must be appointed.

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

In addition to these MS-DRG-based payments, Medicare reimburses transplant centers for “reasonable and necessary” organ acquisition costs, which are considered “pass-through” costs distinct from the prospective payment system, and are not based on the payments for the applicable MS-DRG. Pass-through organ acquisition costs include services required for the acquisition of an organ, such as tissue typing, organ preservation, transport of organs, donor evaluation and other acquisition costs. The separate payments for these costs are determined on a reasonable cost basis established through the transplant center’s Medicare cost report. The costs incurred by transplant centers for the organ-specific OCS Console, OCS Perfusion Sets and OCS Solutions are classified as organ acquisition costs for which Medicare provides additional reimbursement. However, Medicare does not reimburse for items determined not to be reasonable and necessary for diagnosis or treatment of an illness or injury. The CMS and Medicare contractors who administer Medicare around the country have substantial discretion in determining whether the OCS is reasonable and necessary in this context. Either CMS or a Medicare contractor might determine that Medicare will not cover and reimburse for the cost of the OCS in the absence of reliable clinical data evidencing the benefits to patients of the use of the OCS. The data we collect from our prior, ongoing and planned clinical studies and patient registry may not be deemed sufficient to support a finding by CMS or a Medicare contractor that use of the OCS is reasonable and necessary such that coverage is warranted. Accordingly, Medicare might not reimburse transplant centers for all or a portion of the cost of the OCS. We believe that private insurers and other public insurers in the United States generally will follow the coverage and payment policies of Medicare.

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

If we fail to comply with the FDA’s QSMR, or FDA or EU requirements that pertain to clinical trials or investigations, the FDA or the relevant EU competent authority could take various enforcement actions, including halting our manufacturing operations, and our business would suffer.

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QMSR. The QMSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. The FDA enforces the QMSR through periodic inspections and unannounced “for cause” inspections. The QMSR recently replaced the QSR and incorporates by reference ISO 13485:2016. The QSMR became effective on February 2, 2026, at which time we transitioned to the QMSR. Unlike the QSR, the QMSR gives FDA the authority to inspect management review, quality audits, and supplier audit reports.

We are subject to periodic FDA inspections to determine compliance with the QSMR and pursuant to the Bioresearch Monitoring Program, which have in the past and may in the future result in the FDA issuing Form 483s, including during the conduct of clinical trials. Outside the United States, our products and operations are also often required to comply with standards set by international standards bodies, such as the International Organization for Standardization. For example, in the European Union the MDR includes detailed requirements for clinical investigations, which are in line with the international standard ISO 14155:2020 on good clinical practical, or GCP. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or local requirements that pertain to clinical trials/investigations, including GCP requirements, and the QMSR (in the United States), or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing our products, refusal to permit the import or export of our product, prohibition on sales of our product, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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

In the EU, the MDR repealed and replaced the Medical Devices Directive (93/42/EEC) with effect from May 26, 2021. Although the MDR now applies so all new devices placed on the market must be CE marked under it, the transition periods provided by the MDR may extend the validity of the certificates issued by notified bodies for medical devices under the Medical Devices Directive before May 26, 2021 provided that certain conditions are satisfied. As such, devices CE marked under the Medical Devices Directive may continue to be placed on the EU market until the end of December 2027 or 2028 (depending on the class of device) and provided the manufacturer satisfies certain requirements, including that there are no significant changes in the design and intended purpose of these devices. Post-Brexit the MDR applies in Northern Ireland in accordance with the Northern Ireland Protocol but does not apply in Great Britain (England, Wales and Scotland). The UK Medicines and Healthcare products Regulatory Agency (MHRA) has provided a transitional period under which the UK will recognize EU CE marks under the EU MDR potentially until June 30, 2030 depending on the class of device and subject to certain conditions and depending on the type of device. To be placed on the market in Great Britain after this date, medical devices must have undergone a conformity assessment in accordance with UK legislation and have the UKCA mark affixed (although the UK Government has announced its intent to consult on the indefinite recognition of the CE mark, which may change the time frame for UKCA mark requirements).

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

We also recognize that our products may need to be certified and have a UKCA mark affixed to be placed on the market in Great Britain in the future. However, although neither the EU MDR nor EU IVDR apply in Great Britain, the national UK medical devices rules currently allow manufacturers to place devices CE marked under the EU MDR or EU IVDR (including their relevant transition periods) on the market in Great Britain, potentially up until June 30, 2030, depending on the class of device and provided certain conditions are met. The UK Government has recently adopted post-market surveillance legislation and plans to adopt further changes to pre-market medical device regulation in 2026. This might lead to substantial changes in the regulatory framework/requirements imposed on medical devices for the Great Britain market. We will need to continue to monitor the developments in the UK to assess how they impact our devices sold in Great Britain.

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

•
the federal Physician Payments Sunshine Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians and other prescribers and teaching hospitals. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in substantial civil monetary penalties;
•
many countries in which we operate have laws with extra-territorial effect; those laws apply to our operations outside the relevant country, to the extent they are breached. Examples of such laws include: the FCPA, the Bribery Act and the GDPR. The extra-territorial effect of those laws affects our sales and marketing strategy, since in many countries healthcare professionals are officers of the state. This is particularly important in the context of bribery offences, which in the UK and in the United States include the offence of bribing a foreign public official. Failure by our sales staff to comply with those laws may result in criminal and civil penalties and damage our reputation; and
•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any private payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; foreign and state laws, including the GDPR, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, the member states of the European Union closely monitor perceived unlawful marketing activity by companies, including inducement to prescribe and the encouragement of off-label use of devices. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare companies and healthcare providers may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations. Moreover, industry associations closely monitor the activities of their member companies. If these organizations or national authorities were to name us as having breached our obligations under their laws, regulations, rules or standards, our reputation would suffer and our business, financial condition, operating results, cash flows and prospects could be adversely affected.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the FCPA, as well as export control laws, customs laws, sanctions laws and other laws governing our operations could result in civil or criminal penalties, other remedial measures and legal expenses.

As we grow our international presence, we are increasingly subject to anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws and regulations imposed by the United States, the European Union and other governments and organizations in countries where we operate. The U.S. Departments of Justice, Commerce, and State, and the U.S. Treasury and other federal agencies and authorities, may seek to impose a broad range of civil and criminal penalties against corporations and individuals for violations of sanctions laws, export control laws, the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the Bribery

Act prohibits both domestic and international bribery across both private and public sectors. We have implemented policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. However, given that we sell our products to government or government-affiliated entities, we may be exposed to heightened risk of potential violations of the FCPA, the Bribery Act, or other anti-bribery or anti-corruption laws. In addition, various government agencies may require export licenses, or may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase costs. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and other potential liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In the conduct of our business, we may at times collect, process or share data concerning individuals, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning cybersecurity for medical devices, including guidance from the FDA. State privacy and cybersecurity laws vary and, in some cases, can impose more restrictive requirements than U.S. federal law. For example, the CCPA affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections were expanded by CPRA, and more than a dozen states now have similar laws. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. Our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions and penalties under such laws. Even if we are not determined to have violated applicable data laws, government investigations into these issues can be expensive and lengthy and generate adverse publicity, which could harm our business, financial condition, results of operations or prospects.

The EEA and the UK, as well as other international jurisdictions, also have laws and regulations dealing with the collection, use and processing of personal data concerning individuals. Those laws are often more restrictive than analogous privacy laws in the United States. For example, we are subject to the requirements of the GDPR, which imposes more stringent administrative requirements for controllers and processors of personal data, including, for example, demanding timelines for notifying personal data breaches, limitations on retention of personal information, stringent requirements pertaining to the processing of health data, rules regulating pseudonymized (i.e., key-coded) data, additional obligations when we contract with service provider processors, and robust rights for individuals with respect to their personal data. The GDPR also provides that EU member states may impose further conditions on the processing of personal data, including genetic, biometric and health data, which could limit our ability to use and share personal data or cause our costs to increase, and harm our business and financial condition. If we do not comply with our obligations under the GDPR, we could be exposed to enforcement activity from EU regulators, who may impose substantial fines, and civil litigation. In addition, EU law restricts transfers of personal data to the United States unless certain requirements are met. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, in July 2020, the Court of Justice of the European Union invalidated the U.S.-EU Privacy Shield Framework, which has since been replaced by the EU-U.S. Data Privacy Framework. There continues to be heightened scrutiny of data transfers from the EEA and the UK to the United States generally, as well as other jurisdictions, and this may increase our costs of compliance with data privacy legislation. We rely on a mixture of mechanisms to transfer personal data from our European business to the United States. We are also subject to the laws of each EU member state implementing any EU directive applicable to our processing activities, including Directing 2002/58/EC.

As a result of the UK’s decision to leave the EU (i.e., Brexit), we are subject to the requirements of the UK Data Protection Law as amended and superseded from time to time. UK Data Protection Law means: (i) the GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018; (ii) the UK Data Protection Act 2018; (iii) the UK Privacy and Electronic Communications (EC Directive) Regulations 2003 as they continue to have effect by virtue of section 2 of the European Union (Withdrawal) Act 2018; and (iv) any other laws pertaining to data protection in force in the UK from time to time applicable (in whole or in part) to us.

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

We operate in a highly regulated industry. The U.S. and state governments continue to propose and pass legislation or take administrative action that may affect the availability and cost of healthcare. Healthcare reform initiatives could harm our business, financial condition and results of operations. There is substantial uncertainty as to how, if at all, the current administration will seek to revise the policies of the FDA and other government agencies. While many of the current administration’s proposed policies appear to be focused on deregulation, the administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue future clinical trials for, or expand commercialization of, our OCS products. Additionally, because one objective of the current administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. Inadequate funding for the FDA or other government agencies could impact the timeliness of responses or action and may slow the time necessary for agency reviews, which in turn would have a material adverse effect on our business, financial condition and results of operations

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and improve access to transplantation. There have been and will likely continue to be ongoing healthcare reform efforts. These reform efforts have and may continue to focus on coverage and payment for organ procurement and transplant. For example, the Centers for Medicare & Medicaid Services issued regulations in 2020 and 2021 that revised Medicare conditions of participation for organ procurement organizations as well as organ acquisition payment policies for organ procurement organizations, transplant centers and donor hospitals. In addition, in 2023, the Securing the U.S. Organ Procurement and Transplantation Network Act was signed into law, which allows HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN. It also specifies that the awards to operate the OPTN shall be distinct from awards to support the networks’ board of directors. In September 2024, HRSA began awarding contracts aimed at supporting the multi-vendor model.

HRSA continues to implement efforts to improve and modernize the OPTN, including enhancements to patient data on organ procurement, expanded transparency through a publicly accessible data dashboard for allocation out of sequence (AOOS) events, expanded outreach and financial support for living organ donors, and a new OPTN fee collection process whereby HRSA directly collects and distributes patient registration fees under authorities originally granted by the 2025 Full-Year Continuing Appropriations and Extensions Act and extended by the 2026 Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act. The impact that HRSA's initiatives and the Securing the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

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

U.S. federal government shutdowns could adversely affect our business, financial condition, operating results, cash flows and prospects.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”) caused the U.S. federal government to recently shut down. Prolonged government shutdowns impact us and our customers, vendors and others we do business with. During a U.S. government shutdown, certain regulatory agencies, such as the FDA, FAA and the SEC, have had to furlough critical FDA, FAA, SEC, and other government employees and stop critical activities. In addition, the current administration has stated that it could eliminate jobs at federal agencies. Furthermore, although air traffic controllers are deemed to be essential employees who are required to continue to work during a government shutdown, in past shutdowns, including the most recent shutdown, air traffic controllers have more frequently called out of work, creating staffing shortages that affect flights and which could impact our aviation services.

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

During the year ended December 31, 2025, the price per share of our common stock has ranged from as low as $55.00 to as high as $156.00. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As described in Item 9A – Controls and Procedures elsewhere in this Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting with regard to a deficiency in our control over inventory movement within our manufacturing network. Management, with the oversight of the audit committee of our board of directors, is actively implementing a remediation plan to address the material weakness in internal control over financial reporting. The remediation plan includes the design and implementation of new control activities, including system-based controls, to ensure that inventory movements are recorded in a timely and accurate manner throughout the reporting period, as well as strengthening review and approval procedures. However, our remediation efforts with respect to our identified material weakness may be inadequate. The elements of our remediation plan can only be accomplished over time and our remediation plan may not ultimately have its intended effects.

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

Item 2. Properties.

Our corporate headquarters and manufacturing and clinical training facilities are located in Andover, Massachusetts, where we lease 135,199 square feet of space, including a 10,500 square foot laboratory and training facility and a 7,900 square foot ISO Class 7 cleanroom facility. The leases for these facilities expire on December 31, 2027 with an option to extend the term beyond the expiration date for one additional period of five years. On January 8, 2026, we entered into a lease agreement with BioMed Realty for the lease of approximately 498,286 square feet of space located at 188 Assembly Park Drive, Somerville, Massachusetts for our principal executive offices and for research and development, laboratory, manufacturing and assembly, vivarium, office and related uses. The premises is expected to serve as our new headquarters and we expect to transition certain of our operations on or before January 1, 2028, ultimately replacing our existing headquarters in Andover, Massachusetts. Base rent begins to accrue in the first quarter of 2028. The lease will expire one hundred ninety-two (192) months from the date base rent begins to accrue, unless earlier terminated. In connection with our acquisition of Summit, we acquired a 20-year operating lease with one 10-year renewal option, for space at the Bozeman Yellowstone International Airport in Bozeman, Montana where we constructed a commercial aircraft hangar that we use for our flight school aircraft and office space for personnel located in Bozeman. We have a designated maintenance hub for our aircraft in Dallas, Texas under a lease that expires in 2027, subject to certain early termination provisions. We also lease office space at various locations in the United States for our NOP and hangar space for our aircraft under both short-term and long-term leases. We have additional distribution, commercial and research and development operations in Europe.

We believe that these facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the U.S. District Court for the District of Massachusetts. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, seeking unspecified damages on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between the Class Period, February 28, 2023 and January 10, 2025.

On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the U.S. District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs, or the Lead Plaintiffs.

On August 8, 2025, Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in our 2022 Annual Report, certain earnings calls, and other public statements. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the amended complaint for failure to state a claim. Lead Plaintiffs’ filed their response to the motion on November 21, 2025, and defendants’ filed a reply in further support of their motion on December 22, 2025. We cannot anticipate when the court will rule on that motion.

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

Stock Performance Graph(1)

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of cumulative total return on assumed investments of $100.00 in cash in each of our common stock, the NASDAQ Composite Index and the NASDAQ Healthcare Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Healthcare Index assumed reinvestment of dividends.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN

Among TransMedics Group, Inc., the NASDAQ Composite Index and the NASDAQ Healthcare Index

TransMedics Group, Inc. (TMDX)
Nasdaq Healthcare (IXHC)
Nasdaq Composite (COMP)
$950
$850
$750
$650
$550
$450
$350
$250
$150
$50
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25

(1) This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filings of TransMedics Group, Inc. under the Securities Act of 1933, as amended.

Holders of Our Common Stock

As of January 30, 2026, there were approximately 20 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from September 30, 2025 to December 31, 2025.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $605.5 million and had net income of $190.3 million for the year ended December 31, 2025. We generated total revenue of $441.5 million and had net income of $35.5 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $278.0 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets. Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

The United Network for Organ Sharing, or UNOS, operated the OPTN under a sole-vendor federal contract from 1986 until 2024. In March 2023, the U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, announced initiatives designed to improve the OPTN, including its intent to solicit contract proposals to manage the OPTN under a multi-vendor model following the expiration of the sole-vendor contract between UNOS and HRSA on March 29, 2024. Additionally, in September 2023, the Securing the U.S. Organ Procurement and Transplantation Network Act was signed into law. This legislation expressly authorizes HRSA to award multiple grants, contracts or cooperative agreements to support the operation of the OPTN. It also specifies that the awards to operate the OPTN shall be distinct from awards to support the networks’ board of directors. In September 2024, HRSA began awarding contracts aimed at supporting the multi-vendor model.

HRSA has consistently exercised options to extend the contract for UNOS to operate OPTN, albeit in a more limited capacity, since March 2024. Most recently, in December 2025, HRSA and UNOS reached a new agreement that took effect on December 30, 2025. This contract allows HRSA to extend UNOS’ work for up to 12 months, until December 29, 2026, structured as four optional three-month periods. The new agreement reflects a shift of several former UNOS functions, including patient safety, reporting and tracking of donor-derived transmission events, and committee support, to HRSA or other contractors.

HRSA continues to implement efforts to improve and modernize the OPTN, including enhancements to patient data on organ procurement, expanded transparency through a publicly accessible data dashboard for allocation out of sequence (AOOS) events, expanded outreach and financial support for living organ donors, and a new OPTN fee collection process whereby HRSA directly collects and distributes patient registration fees under authorities originally granted by the 2025 Full-Year Continuing Appropriations and Extensions Act and extended by the 2026 Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act. The impact that HRSA's initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

Economic Impacts

Inflation, changes in trade policies, and the imposition of or changes in the amount of duties and tariffs have and could continue to adversely impact the price or availability of raw materials, the components of our products as well as shipping and transportation costs. For example, tariffs related to a small portion of components that we import moderately increased our cost of revenue in 2025. The global economy has experienced extreme volatility and disruptions, including significant volatility in commodity, other material and labor costs, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Unfavorable economic conditions have and could continue to result in a variety of risks to our business, including impacts on demand and pricing for our products and pricing and availability of raw materials and components for our products, which could make it difficult to forecast our inventory needs and financial results.

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

Through December 31, 2025, our sales outside of the United States have been commercial sales (unrelated to any clinical trials). Sales in the EU are dependent on obtaining and maintaining the CE mark certifications for each of our OCS products. As required by the MDR, we received recertification of the CE mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE mark in September 2022 for the OCS Liver Console and disposables. We received the CE mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023. In addition, we received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue consists of costs of components of our OCS Consoles and disposable sets, costs of direct materials, labor and the manufacturing overhead that directly supports production and depreciation of OCS Consoles. Included in the cost of OCS disposable sets are the costs of our OCS Lung, OCS Heart and OCS Liver Solutions. Cost of service revenue primarily consists of labor and overhead that directly support organ procurement and OCS perfusion management services and transportation and transplant logistics costs, including labor costs for pilots, aircraft depreciation, aircraft costs, fuel, crew travel, maintenance and third-party flight costs and ground transportation that support organ delivery.

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

Operating Expenses

Research, Development and Clinical Trials Expenses

Research, development and clinical trials expenses consist of costs incurred for research activities, product development, hardware and software engineering and clinical trial activities, including salaries and related costs, including stock-based compensation, facilities costs, laboratory supplies, depreciation, testing, regulatory, data management and consulting costs.

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

Income Taxes

Our (provision) benefit for income taxes is based on taxable income (loss), applicable income tax rates, net research and development tax credits, net operating loss carryforwards, changes in valuation allowance estimates and deferred income taxes. During the fourth quarter of 2025, we concluded that it was more likely than not that we will realize substantially all of our net U.S. federal and state deferred tax assets and accordingly, recognized a benefit to income tax expense of $103.3 million related to the release of our valuation allowance. We relied primarily on cumulative income over the preceding twelve quarters, recent operating profits and, to a lesser extent, expected future profits in our assessment to release the valuation allowance. We maintained a valuation allowance of $0.9 million on certain state tax attributes as we considered it more-likely-than-not that these tax attributes would expire before realization.

As a result of the release of our valuation allowance we expect our income tax rate will increase in the future. To the extent allowed, we intend to use our available net operating loss carryforwards and tax credits to reduce cash tax payment obligations.

Results of Operations

Comparison of the Years Ended December 31, 2025, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue:
Net product revenue	$372,401	$273,866	$176,069
Service revenue	233,093	167,674	65,554
Total revenue	605,494	441,540	241,623
Cost of revenue:
Cost of net product revenue	77,822	58,345	41,015
Cost of service revenue	164,866	121,114	46,515
Total cost of revenue	242,688	179,459	87,530
Gross profit	362,806	262,081	154,093
Operating expenses:
Research, development and clinical trials	69,055	55,968	36,055
Acquired in-process research and development expenses	—	—	27,212
Selling, general and administrative	185,168	168,617	119,553
Total operating expenses	254,223	224,585	182,820
Income (loss) from operations	108,583	37,496	(28,727)
Other income (expense):
Interest expense	(13,782)	(14,409)	(10,791)
Interest income and other income (expense), net	12,721	12,693	12,847
Total other income (expense), net	(1,061)	(1,716)	2,056
Income (loss) before income taxes	107,522	35,780	(26,671)
(Provision) benefit for income taxes	82,769	(316)	1,643
Net income (loss)	$190,291	$35,464	$(25,028)

Revenue

OCS transplant-related revenue consists of:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$13,443	$15,755	$10,548
Heart total revenue	111,839	96,663	59,080
Liver total revenue	459,415	309,462	151,719
Total United States OCS transplant revenue	584,697	421,880	221,347
All other countries
Lung total revenue	1,418	1,926	1,272
Heart total revenue	14,169	13,198	14,012
Liver total revenue	1,113	158	104
Total all other countries OCS transplant revenue	16,700	15,282	15,388
Total OCS transplant revenue	$601,397	$437,162	$236,735

We also had service revenue unrelated to OCS transplant of $4.1 million, $4.4 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue from customers in the United States related to OCS transplant was $584.7 million in the year ended December 31, 2025 and increased by $162.8 million compared to the year ended December 31, 2024, primarily due to higher sales volumes of our OCS Liver and OCS Heart disposable sets. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States. Revenue from customers outside the United States was $16.7 million and $15.3 million in the years ended December 31, 2025 and 2024, respectively.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $19.5 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. Cost of service revenue increased by $43.8 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 as we increased utilization of the NOP. Gross profit increased by $100.7 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. Cost of service revenue included approximately $2.9 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively, of costs from Summit's legacy operations, unrelated to the NOP and organ transplant.

Overall gross margin was 60% and 59% for the years ended December 31, 2025 and 2024, respectively. Gross margin from net product revenue was 79% for each of the years ended December 31, 2025 and 2024. Gross margin from service revenue was 29% and 28% for the years ended December 31, 2025 and 2024, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$25,720	$21,927	$3,793
Laboratory supplies and research materials	17,550	13,990	3,560
Consulting and third-party services	15,492	12,920	2,572
Clinical trials costs	1,459	478	981
Facility related and other	8,834	6,653	2,181
Total research, development and clinical trials expenses	$69,055	$55,968	$13,087

Total research, development and clinical trials expenses increased by $13.1 million from $56.0 million in the year ended December 31, 2024 to $69.1 million in the year ended December 31, 2025. Personnel related costs increased by $3.8 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $4.7 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively. Laboratory supplies and research materials costs increased by $3.6 million from the year ended December 31, 2024 to the year ended December 31, 2025 primarily due to our increased need for supplies and materials used for development of our next generation OCS. Consulting and third-party services costs increased by $2.6 million due to development efforts by our external development consultants for our next generation OCS program and other product development, including our kidney transport system. Clinical trial costs increased by $1.0 million due primarily to the initiation of clinical trial-related activities for our ENHANCE and DENOVO clinical trials. Facility related and other costs increased by $2.2 million from the year ended December 31, 2024 to the year ended December 31, 2025 due primarily to increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$114,506	$109,475	$5,031
Professional and consultant fees	25,936	18,313	7,623
NOP support	6,826	12,289	(5,463)
Tradeshows and conferences	4,316	4,328	(12)
Facility related and other	33,584	24,212	9,372
Total selling, general and administrative expenses	$185,168	$168,617	$16,551

Total selling, general and administrative expenses increased by $16.6 million from $168.6 million in the year ended December 31, 2024 to $185.2 million in the year ended December 31, 2025. Personnel related costs increased by $5.0 million primarily due to an increase in stock-based compensation expense of $3.2 million and increases in contractor and recruiting costs to support the growth of our organization, partially offset by a decrease in personnel costs due to less time spent supporting marketing, finance and administrative activities. Personnel related costs included stock-based compensation expense of $30.8 million and $27.6 million for the years ending December 31, 2025 and 2024, respectively. Professional and consultant fees increased by $7.6 million due primarily to increased audit and tax-related fees and legal costs related to patents as well as increased professional and legal fees related to an independent review of business practices following allegations raised in a short seller report released in January 2025. We also incurred higher consulting services related to general business initiatives to support our growth. Facility related and other costs increased by $9.4 million due primarily to increased depreciation and amortization and information technology infrastructure costs as well as increases in non-income based state taxes. These increases were partially offset by a decrease in NOP support costs of $5.5 million due primarily to less activity supporting selling, general and administrative functions.

Other Income (Expense)

Interest Expense

Interest expense was $13.8 million and $14.4 million for the years ending December 31, 2025 and 2024, respectively, and consisted of interest expense on the $460.0 million principal amount of the Notes that carry a 1.5% interest rate and interest expense on the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 5.7% as of December 31, 2025.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the years ended December 31, 2025 and 2024 included interest income of $11.4 million and $13.4 million, respectively, from interest earned on cash balances. The decrease in interest income was primarily due to lower yields on our cash balances. Interest income and other income (expense), net also included $1.0 million of realized and unrealized foreign currency transactions gains for the year ended December 31, 2025, and $0.7 million of realized and unrealized foreign currency transactions losses during the year ended December 31, 2024.

(Provision) Benefit for Income Taxes

We had an income tax benefit of $82.8 million for 2025, as compared to a provision for income tax of $0.3 million in 2024. Our effective tax rate was (77.0%) and 0.9% for 2025 and 2024, respectively. Our effective tax rate for 2025 differs from the U.S. federal statutory income tax rate of 21.0% primarily due to the release of a U.S. valuation allowance. In the fourth quarter of 2025, we concluded that it is more likely than not that substantially all of our U.S. deferred tax assets are realizable, resulting in a valuation allowance release of $103.3 million. Our effective tax rate for 2024 differs from the U.S. federal statutory income tax rate of 21.0% primarily due to excess stock compensation deductions, partially offset by state and federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards, and the impact from the change in valuation allowance.

Comparison of the Years Ended December 31, 2024 and 2023

For a discussion of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Comparison of the Years Ended December 31, 2024, 2023 and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At December 31, 2025, our principal source of liquidity was cash of $488.4 million

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$192,840	$48,803	$(13,028)
Net cash used in investing activities	(59,251)	(129,303)	(193,953)
Net cash provided by financing activities	16,857	22,874	400,418
Effect of exchange rate changes on cash and restricted cash	1,270	(536)	193
Net increase (decrease) in cash and restricted cash	$151,716	$(58,162)	$193,630

Operating Activities

During the year ended December 31, 2025, operating activities provided $192.8 million of cash, primarily resulting from our net income of $190.3 million and net cash provided by changes in our operating assets and liabilities of $18.4 million, partially offset by net non-cash income of $15.8 million. Net non-cash income included the change in deferred taxes of $83.5 million related primarily to the release of the deferred tax asset valuation allowance, partially offset by net non-cash charges. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of a decrease in accounts receivable of $14.0 million and a net increase in accounts payable and accrued expenses and other current liabilities of $17.7 million, partially offset by an increase in inventory of $7.7 million and an increase in prepaid expenses and other current assets of $3.8 million.

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

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities of $59.3 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

During the year ended December 31, 2024, net cash used in investing activities of $129.3 million consisted of purchases of property, plant and equipment of $129.7 million, primarily related to the purchase of transplant aircraft.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $16.9 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $13.7 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $3.2 million.

During the year ended December 31, 2024, net cash provided by financing activities of $22.9 million consisted of proceeds from the issuance of common stock upon exercise of stock options of $20.8 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $2.1 million.

For a discussion of our cash flows for the year ended December 31, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

A conditional conversion feature of the Notes was triggered on December 31, 2025, as the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of the quarter ended December 31, 2025, and the Notes therefore became convertible at the noteholders’ election in the calendar quarter ending March 31, 2026 (and only during this calendar quarter). If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. We are obligated to repay the outstanding principal amount in equal monthly installments commencing in July 2026 with the remaining balance due on the maturity date in July 2027. At our option, we may prepay the outstanding principal amount under the CIBC Credit Agreement, without a prepayment fee. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of December 31, 2025, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay the outstanding principal amount, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

Funding Requirements

As we continue to pursue and increase commercial sales of our OCS products, we expect our costs and expenses to increase in the future, particularly as we expand our commercial team, grow our NOP, scale our manufacturing and sterilization operations, continue research, development and clinical trial efforts, including expanding our research and development and manufacturing capabilities in Italy, seek regulatory approval for the next generation OCS, new products and product enhancements, including new indications, both in the United States and in select non-U.S. markets, establish and relocate to a new long-term global headquarters, and seek greater control of air and ground transport for our NOP. If the demand for our products exceeds our existing manufacturing and sterilization capacity, our ability to fulfill orders would be limited until we have sufficiently expanded such operations. The timing and amount of our operating and capital expenditures will depend on many factors, including:

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
•
the costs, timing and outcomes of pre- and post-approval studies or any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our OCS products;

•
the emergence of competing or complementary technologies or procedures;
•
the number and types of future products we develop and commercialize;
•
the cost of constructing research and development and manufacturing facilities in Italy;
•
the cost and timing of development of the next generation OCS;
•
the costs associated with maintaining, improving and expanding our commercial operations, including the NOP globally;
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

Material Contractual Obligations

Our contractual obligations include amounts payable as principal and interest payments under the CIBC Credit Agreement. As of December 31, 2025, our outstanding principal balance was $60.0 million, which is repayable in equal monthly installments starting in July 2026 with the remaining balance due on the maturity date in July 2027. We estimate we will pay $10.0 million in principal payments and $3.4 million in interest payments during 2026. Our estimate of interest payments is based on an assumed rate of 5.7%, which was the interest rate in effect at December 31, 2025.

On May 11, 2023, we issued $460.0 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2028, unless earlier converted, redeemed or repurchased.

We lease facilities under long-term non-cancelable operating leases that have a weighted average remaining lease term of 2.8 years as of December 31, 2025. As of December 31, 2025, we had fixed lease payment obligations of $7.8 million, of which $3.7 million is payable during 2026.

On January 8, 2026, we entered into a lease agreement for space in Somerville, Massachusetts to eventually replace our existing headquarters in Andover, Massachusetts. Base rent begins to accrue in the first quarter of 2028 and the initial lease term expires 192 months from the date base rent begins to accrue, unless earlier terminated. The annual base rent under this lease will initially be $23.9 million and will be subject to a 2% annual increase during the first three years of the initial lease term and a 3% annual increase for each year thereafter during the remainder of the initial lease term. On January 8, 2026, we acquired two parcels adjacent to the leased premises in Somerville, Massachusetts for a purchase price of $15.0 million for each property.

In July 2025, we purchased two parcels of land in Mirandola, Italy. We plan to construct research and development and manufacturing facilities but have not yet entered into constructions contracts.

We may acquire additional fixed-wing aircraft to enhance our logistics capabilities and support international expansion. During the year ended December 31, 2025, we acquired 3 transplant-related fixed-wing aircraft with an aggregate purchase price of $42.9 million.

In January 2021, we entered into an unconditional $9.5 million purchase commitment in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. As of December 31, 2025, our remaining purchase commitment is $4.0 million.

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

Valuation of Inventory

We value inventory at the lower of cost or net realizable value, with cost computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, record charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of revenue in our consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis. The reserve for excess and obsolete inventory was $3.0 million and $2.5 million as of December 31, 2025 and 2024, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities.

Foreign Currency Exchange Risk

Our foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the period-end exchange rates. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense). We recognized foreign currency transaction gains of $1.0 million during the year ended December 31, 2025.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. Assets and liabilities of these subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity on our consolidated balance sheets. We recorded a foreign currency translation gain of $0.5 million during the year ended December 31, 2025.

For the year ended December 31, 2025, 2% of our revenue and 3% of our operating costs and expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency exposure.

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

Interest Rate Sensitivity

As of December 31, 2025, we had cash of $488.4 million, including cash held in savings accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our savings accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash balance.

In July 2022, we entered into our CIBC Credit Agreement with CIBC. Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.5%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate, subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. As of December 31, 2025 the outstanding principal under the CIBC Credit Agreement totaled $60.0 million and the interest rate applicable to such borrowings was 5.7%. An immediate 10% change in the Federal Funds Effective Rate would not have a material impact on our debt-related obligations, financial position or results of operations.

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

TRANSMEDICS GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransMedics Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TransMedics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over inventory movement within its manufacturing network.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company recorded $605.5 million in total revenues for the year ended December 31, 2025. The Company generates product revenue from sales of its single-use, organ-specific disposable sets (i.e., its organ-specific OCS Perfusion Sets sold together with its organ-specific OCS Solutions) used on its organ-specific OCS Consoles, each being a component of the Company’s Organ Care System (OCS) products, and service revenue, by providing outsourced organ retrieval, OCS organ management and logistics services under the Company’s National OCS Program. Substantially all of the Company’s customer contracts have multiple-performance obligations. Deliverables consist of OCS Perfusion Sets and OCS Solutions. In some of those customer contracts, the deliverables also include an OCS Console, whether sold or loaned to the customer. Management evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. Management has concluded that training, OCS Console equipment set-up, and the OCS Console itself are highly interdependent and represent a single, combined performance obligation. Revenue is recognized when control of the OCS product or products is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product or products. Control is transferred for the OCS products typically only after the product has arrived at the customer site and, in addition for OCS Consoles, the training and equipment set-up have been completed by the Company. Additionally, under the National OCS program, service deliverables available to customers include organ retrieval, OCS organ management, and transportation logistics which are distinct performance obligations and are recognized as service revenue when the services occur.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and in evaluating audit evidence related to management’s determination of the point in time when control of the OCS product or products is transferred to the customer or services are performed and revenue is recognized.

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

February 24, 2026

We have served as the Company’s auditor since 2001.

TRANSMEDICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$488,366	$336,650
Accounts receivable	84,282	97,722
Inventory	48,881	46,554
Prepaid expenses and other current assets	16,254	16,290
Total current assets	637,783	497,216
Property, plant and equipment, net	327,656	285,970
Operating lease right-of-use assets	5,155	6,481
Deferred tax assets	83,543	—
Restricted cash	500	500
Goodwill	11,549	11,549
Acquired intangible assets, net	1,948	2,152
Other non-current assets	239	208
Total assets	$1,068,373	$804,076
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,350	$10,292
Accrued expenses and other current liabilities	62,740	45,152
Current portion of long-term debt	10,000	—
Deferred revenue	2,905	1,742
Operating lease liabilities	3,310	2,727
Total current liabilities	89,305	59,913
Convertible senior notes, net	452,804	449,939
Long-term debt, net	49,587	59,372
Operating lease liabilities, net of current portion	3,577	6,249
Total liabilities	595,273	575,473
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,267,802 shares and 33,617,972 shares issued and outstanding as of December 31, 2025 and 2024, respectively	750,926	697,208
Accumulated other comprehensive income (loss)	124	(364)
Accumulated deficit	(277,950)	(468,241)
Total stockholders' equity	473,100	228,603
Total liabilities and stockholders' equity	$1,068,373	$804,076

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Net product revenue	$372,401	$273,866	$176,069
Service revenue	233,093	167,674	65,554
Total revenue	605,494	441,540	241,623
Cost of revenue:
Cost of net product revenue	77,822	58,345	41,015
Cost of service revenue	164,866	121,114	46,515
Total cost of revenue	242,688	179,459	87,530
Gross profit	362,806	262,081	154,093
Operating expenses:
Research, development and clinical trials	69,055	55,968	36,055
Acquired in-process research and development expenses	—	—	27,212
Selling, general and administrative	185,168	168,617	119,553
Total operating expenses	254,223	224,585	182,820
Income (loss) from operations	108,583	37,496	(28,727)
Other income (expense):
Interest expense	(13,782)	(14,409)	(10,791)
Interest income and other income (expense), net	12,721	12,693	12,847
Total other income (expense), net	(1,061)	(1,716)	2,056
Income (loss) before income taxes	107,522	35,780	(26,671)
(Provision) benefit for income taxes	82,769	(316)	1,643
Net income (loss)	$190,291	$35,464	$(25,028)
Net income (loss) per share:
Basic	$5.60	$1.07	$(0.77)
Diluted	$4.87	$1.01	$(0.77)
Weighted average common shares outstanding:
Basic	33,993,468	33,229,953	32,517,372
Diluted	40,540,694	35,216,837	32,517,372

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$190,291	$35,464	$(25,028)
Other comprehensive income (loss):
Foreign currency translation adjustment	488	(165)	26
Total other comprehensive income (loss)	488	(165)	26
Comprehensive income (loss)	$190,779	$35,299	$(25,002)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders'
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2022	32,141,368	$666,277	$(225)	$(478,677)	$187,375
Issuance of common stock upon the exercise of common stock options	493,935	6,155	—	—	6,155
Issuance of common stock in connection with employee stock purchase plan	25,894	955	—	—	955
Stock-based compensation expense	—	19,791	—	—	19,791
Purchases of capped calls related to convertible senior notes	—	(52,072)	—	—	(52,072)
Issuance of restricted common stock	10,304	—	—	—	—
Restricted common stock forfeitures	(698)	—	—	—	—
Foreign currency translation adjustment	—	—	26	—	26
Net loss	—	—	—	(25,028)	(25,028)
Balances at December 31, 2023	32,670,803	641,106	(199)	(503,705)	137,202
Issuance of common stock upon the exercise of common stock options	796,764	20,813	—	—	20,813
Issuance of common stock in connection with employee stock purchase plan	31,303	2,061	—	—	2,061
Issuance of common stock in connection with exercise of warrants	11,735	—	—	—	—
Issuance of restricted common stock	4,160	—	—	—	—
Net issuance of common stock upon vesting of restricted stock units	103,166	—	—	—	—
Conversion of convertible senior notes into common stock	41	4	—	—	4
Stock-based compensation expense	—	33,224	—	—	33,224
Foreign currency translation adjustment	—	—	(165)	—	(165)
Net income	—	—	—	35,464	35,464
Balances at December 31, 2024	33,617,972	697,208	(364)	(468,241)	228,603
Issuance of common stock upon the exercise of common stock options	431,771	13,746	—	—	13,746
Issuance of common stock in connection with employee stock purchase plan	58,996	3,249	—	—	3,249
Issuance of restricted common stock	1,737
Restricted common stock forfeitures	(2,880)	—	—	—	—
Net issuance of common stock upon vesting of restricted stock units	160,206	(138)	—	—	(138)
Stock-based compensation expense	—	36,861	—	—	36,861
Foreign currency translation adjustment	—	—	488	—	488
Net income	—	—	—	190,291	190,291
Balances at December 31, 2025	34,267,802	$750,926	$124	$(277,950)	$473,100

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$190,291	$35,464	$(25,028)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	27,185	19,758	8,177
Stock-based compensation expense	36,861	33,224	19,791
Acquired in-process research and development expenses	—	—	27,212
Deferred taxes	(83,543)	—	(1,660)
Non-cash interest expense and end of term accretion expense	3,080	3,111	2,128
Non-cash lease expense	2,132	1,564	1,041
Unrealized foreign currency transaction (gains) losses	(1,622)	665	(342)
Loss on disposal of fixed assets	80	17	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	13,950	(34,310)	(33,816)
Inventory	(7,716)	(8,353)	(28,092)
Prepaid expenses and other current assets	(3,759)	(6,262)	(2,101)
Other non-current assets	(23)	(149)	(54)
Accounts payable	(19)	(1,396)	6,957
Accrued expenses and other current liabilities	17,694	7,938	14,250
Deferred revenue	1,144	(203)	83
Operating lease liabilities	(2,895)	(2,265)	(1,574)
Net cash provided by (used in) operating activities	192,840	48,803	(13,028)
Cash flows from investing activities:
Purchases of property, plant and equipment	(59,251)	(129,744)	(151,847)
Purchase of business, net of cash acquired	—	441	(14,894)
Purchase of in-process research and development assets	—	—	(27,212)
Net cash used in investing activities	(59,251)	(129,303)	(193,953)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,620	—	—	445,380
Purchases of capped calls related to convertible senior notes	—	—	(52,072)
Proceeds from issuance of common stock upon exercise of stock options	13,746	20,813	6,155
Proceeds from issuance of common stock in connection with employee stock purchase plan	3,249	2,061	955
Tax withholding payments related to net settlement of restricted stock units	(138)	—	—
Net cash provided by financing activities	16,857	22,874	400,418
Effect of exchange rate changes on cash and restricted cash	1,270	(536)	193
Net increase (decrease) in cash and restricted cash	151,716	(58,162)	193,630
Cash and restricted cash, beginning of period	337,150	395,312	201,682
Cash and restricted cash, end of period	$488,866	$337,150	$395,312
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,702	$11,297	$8,089
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$5,679	$5,803	$4,574
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,753	$2,062	$2,454
Operating lease liabilities arising from obtaining right-of-use assets	$795	$1,499	$2,171
Conversion of convertible senior notes into common stock	$—	$4	$—
Reconciliation of cash and restricted cash:
Cash	$488,366	$336,650	$394,812
Restricted cash	500	500	500
Total cash and restricted cash shown in the statement of cash flows	$488,866	$337,150	$395,312

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and, together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group, was incorporated in the State of Delaware in August 1998. The Company is a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. The Company's transplant logistics services include aviation transportation, ground transportation and other coordination activity.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Prior to 2024, the Company had incurred recurring annual losses since inception. During the years ended December 31, 2025 and 2024, the Company generated net income of $190.3 million and $35.5 million, respectively. As of December 31, 2025, the Company had an accumulated deficit of $278.0 million. The Company believes that its existing cash of $488.4 million as of December 31, 2025 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Annual Report on Form 10-K. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the years ended December 31, 2025, 2024 and 2023 no customer accounted for more than 10% of revenue. As of December 31, 2025 and 2024, no customer accounted for more than 10% of accounts receivable.

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

Restricted Cash

As of December 31, 2025 and 2024, the Company maintained two letters of credit totaling $0.5 million for the benefit of the landlord of its leased property. The Company was required to maintain a separate cash balance of $0.5 million to secure the letters of credit. Related to this separate cash balance, the Company classified $0.5 million as restricted cash (non-current) on its consolidated balance sheets as of December 31, 2025 and 2024.

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. As of December 31, 2025 and 2024, the Company had no allowance for credit losses. During the years ended December 31, 2025, 2024 and 2023, the Company did not record any provisions for credit losses and has written off only insignificant balances.

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

At the end of each reporting period, the Company assesses whether losses should be accrued on long-term manufacturing purchase commitments in accordance with ASC Topic 330, Inventory, which requires that losses that are expected to arise from firm, noncancelable and unhedged commitments for the future purchase of inventory, measured in the same way as inventory losses, should be recognized in the current period in the consolidated statements of operations unless they are deemed recoverable through firm sales contracts or when there are other circumstances that reasonably assure continuing sales without price decline. As of the end of each reporting period presented in the accompanying consolidated financial statements, the Company did not identify any potential losses arising from remaining future purchase commitments as compared to estimated future customer sales through the remainder of the term of the manufacturing purchase commitment and, as a result, did not recognize any loss provision for future-period remaining purchase commitments for the year ended December 31, 2025.

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of December 31, 2025 and 2024, spare parts inventory of $4.7 million and $4.0 million, respectively, is included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of December 31, 2025 and 2024, the Company had no allowance for spare parts excess and obsolescence.

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

On August 2, 2023, the Company acquired certain assets related to lung and heart perfusion technology from Bridge to Life Ltd. and its subsidiary Tevosol, Inc., together (“BTL”) to further develop these technologies to expand its product offerings and indications for organ transplantation. The Company accounted for the purchase of BTL as an asset acquisition as substantially all of the fair value of gross assets acquired were concentrated on a single set of identifiable activities consisting of lung and heart perfusion technology, referred to as the IPR&D asset. Due to the stage of development of the IPR&D asset at the date of acquisition, it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset applications, there was no alternative future use associated with the asset. Accordingly, the value of the IPR&D asset of $27.2 million was expensed as research and development expense during the year ended December 31, 2023 in the consolidated statements of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Transplant aircraft	10 years
Transplant aircraft equipment	10 years
Flight school aircraft	5 years
OCS Consoles	5 years
Manufacturing equipment	5 years
Internal-use software	5 years
Computer equipment and software	3 years
Laboratory equipment	3 years
Office, trade show and training equipment	5 years
Leasehold improvements	Shorter of term of lease or the useful life of the improvement

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in income (loss) from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025, 2024 and 2023.

Software Development Costs

The Company incurs costs to develop computer software that is embedded in the hardware components of the Company’s OCS Console and OCS Perfusion Sets. Research and development costs related to this software are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Software development costs incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized over their estimated useful life. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, the Company did not capitalize any software development costs during the years ended December 31, 2025, 2024 and 2023.

The Company also capitalizes development costs related to internal-use software when it is probable that the expenditures will result in additional functionality. Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use and depreciated over their estimated useful life. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company capitalized costs associated with the development of internal-use software during the years ended December 31, 2025 and 2024 (see Note 4).

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company's 1.50% convertible senior notes, due 2028 (the "Notes") are carried at the face value less unamortized debt discount and issuance costs on the consolidated balance sheets, and the fair value of the Notes is presented at each reporting period for disclosure purposes only (see Note 7).

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company has developed and commercialized a proprietary system to preserve and deliver human organs for transplant in a near-physiologic condition to address the limitations of cold storage organ preservation.

Product Warranties

The Company provides a one-year warranty on its OCS Consoles and disposable sets and replaces or repairs any OCS Console or disposable set that does not function in accordance with the product specifications. OCS Consoles returned to the Company may be refurbished and redeployed. Estimated warranty costs are recorded at the time of shipment of the OCS Console or disposable set. Warranty costs are estimated based on the current expected product replacement or repair cost and expected replacement or repair rates based on historical experience. The Company evaluates its warranty accrual at the end of each reporting period and makes adjustments as necessary. As of December 31, 2025 and 2024, the warranty accrual was less than $0.1 million.

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

Contract Assets and Liabilities

The Company recognizes a receivable at the point in time at which it has an unconditional right to payment. Such receivables are not contract assets. Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is not just subject to the passage of time. The Company had no contract assets as of December 31, 2025 and 2024.

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

Research, Development and Clinical Trials Costs

Research, development and clinical trials expenses consist of costs incurred for research activities, product development, hardware and software engineering and clinical trial activities, including salaries and related costs, including stock-based compensation, facilities costs, laboratory supplies, depreciation, testing, regulatory, data management and consulting costs.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the consolidated statements of operations as a component of other income (expense) and totaled $1.0 million, $(0.7) million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees, non-employees and directors based on the fair value of the award on the date of grant. The fair value of option awards is measured using the Black-Scholes option-pricing model. The fair value of restricted common stock awards is measured based on the difference between market value of the Company’s common stock on date of grant and the purchase price (if any). The Company measures compensation expense for restricted stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Generally, the Company issues stock-based awards with only service-based vesting conditions. Compensation expense for those awards is recognized over the vesting period of the respective award using the straight-line method. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. When the unvested portion of an award is forfeited, the Company reverses compensation expense previously recognized in the period of the forfeiture. The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive income (loss) are foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in their tax rate reconciliations, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes authoritative guidance for accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this guidance can be applied via a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$26,249	$28,027
Work-in-process	2,006	3,274
Finished goods	20,626	15,253
	$48,881	$46,554

The Company recorded an immaterial out-of-period adjustment in the fourth quarter of 2024 to reduce inventory by $2.1 million due to inventory-related transactions not being recorded timely and accurately. This adjustment was immaterial for the years ended December 31, 2024 and December 31, 2023.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Transplant aircraft	$295,527	$252,090
Transplant aircraft equipment	3,100	—
Flight school aircraft	3,717	3,717
OCS Consoles	24,590	19,193
Manufacturing equipment	12,101	10,496
Computer equipment and software	3,376	3,979
Internal-use software	12,413	—
Laboratory equipment	3,698	2,904
Office, trade show and training equipment	5,260	4,698
Leasehold improvements	25,113	22,949
Construction-in-progress	2,174	6,658
Land	2,652	—
	393,721	326,684
Less: Accumulated depreciation and amortization	(66,065)	(40,714)
	$327,656	$285,970

During the years ended December 31, 2025, 2024 and 2023, total depreciation and amortization expense was $27.0 million, $19.6 million and $8.1 million, respectively. Construction-in-progress as of December 31, 2025 primarily related to the in-process construction of manufacturing equipment. Construction-in-progress as of December 31, 2024 primarily related to capitalized internal-use software that had not yet been placed in service.

The Company capitalized costs associated with the development of internal-use software of $8.1 million and $4.4 million in the years ended December 31, 2025 and 2024, respectively. The Company recorded amortization expense of $1.3 million during the year ended December 31, 2025 related to internal-use software. The Company did not record amortization expense during the year ended December 31, 2024 as no internal-use software assets had been placed into service in 2024. The net book value of internal-use software was $11.2 million and $4.4 million as of December 31, 2025 and 2024, respectively, of which $0.1 million and $4.4 million was included in construction-in-progress as of those respective dates. The Company did not have capitalized costs for internal-use software in the year ended December 31, 2023.

Substantially all of the Company's property, plant and equipment are held in the United States. Land consists of two parcels in Mirandola, Italy.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of December 31, 2025 and 2024, and related to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC (together “Summit”). Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$460	$1,860
Other	12	110	22	88
		$2,430	$482	$1,948

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$265	$2,055
Other	12	110	13	97
		$2,430	$278	$2,152

Amortization expense is recorded within selling, general and administrative expense. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $0.2 million, $0.2 million and $0.1 million, respectively.

Future amortization expense of the intangible assets as of December 31, 2025, is expected to be as follows (in thousands):

Year Ending December 31,
2026	$203
2027	203
2028	203
2029	203
2030	203
Thereafter	933
$1,948

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and related expenses	$28,443	$22,523
Accrued transportation costs	2,700	3,818
Accrued research, development and clinical trials expenses	5,865	4,179
Accrued third-party surgeon costs	3,996	2,546
Accrued professional fees	3,378	2,445
Accrued other	18,358	9,641
	$62,740	$45,152

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	December 31,
	2025	2024
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net of accretion	(7,192)	(10,057)
Convertible senior notes, net of discount and current portion	$452,804	$449,939

As of December 31, 2025, the estimated fair value of the Notes was $693.2 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

A conditional conversion feature of the Notes was triggered on December 31, 2025, as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price of the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on and including the last trading day of the quarter ended December 31, 2025, and the Notes therefore became convertible at the noteholders’ election in the calendar quarter ending March 31, 2026 (and only during this calendar quarter). If this condition or another conversion condition is met in the future, the Notes may again become convertible, otherwise the Notes will be convertible at the noteholders’ election from March 1, 2028 through the close of business on the second scheduled trading day immediately before the maturity date.

The Company accounts for the Notes as a single liability in accordance with ASC Topic 470-20 as the Company concluded that embedded conversion features within the Notes do not meet the requirements for bifurcation. Initial purchaser discounts and other debt issuance costs related to the Notes totaling $14.6 million were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of the Notes on the Company’s consolidated balance sheets and is being accreted to interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $9.8 million, $9.7 million and $6.2 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of the debt issuance costs. During the years ended December 31, 2025, 2024 and 2023, the effective interest rate on the outstanding Notes was approximately 2.1%.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	(10,000)	—
Long-term debt, net of current portion	50,000	60,000
Debt discount, net of accretion	(413)	(628)
Long-term debt, net of discount and current portion	$49,587	$59,372

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), as amended by the First Amendment to Credit Agreement, dated as of May 8, 2023, by and among the Company and CIBC, the Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among the Company, and CIBC, the Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among the Company, and CIBC (as amended, the “CIBC Credit Agreement”), pursuant to which the Company borrowed $60.0 million.

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of a) the prime rate subject to a minimum of 4.0% or b) the Federal Funds Effective Rate, plus 0.5%. The Company is obligated to repay the outstanding principal amount in equal monthly installments commencing in July 2026 with the remaining balance due on the maturity date in July 2027. At the Company’s option, the Company may prepay the outstanding principal amount under the CIBC Credit Agreement, without a prepayment fee.

In connection with entering into the CIBC Credit Agreement, the Company paid upfront fees and other costs of $1.5 million, which were recorded by the Company as a debt discount. The debt discount is reflected as a reduction of the carrying value of long-term debt and is being accreted to interest expense over the term of the debt using the effective interest method.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of December 31, 2025, the Company was in compliance with all financial covenants of the CIBC Credit Agreement.

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

As of December 31, 2025, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 5.7%. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $4.0 million, $4.7 million and $4.6 million, respectively, in interest expense related to the variable interest rate on borrowings and amortization of the debt issuance costs. During the years ended December 31, 2025, 2024 and 2023, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8%, 7.7% and 7.7%, respectively.

8. Equity

Preferred Stock

As of December 31, 2025, the Company’s articles of organization authorized the Company to issue up to 25,000,000 shares of preferred stock, no par value per share, all of which is undesignated. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s boards of directors upon issuance.

Common Stock

As of December 31, 2025, the Company’s articles of organization authorized the Company to issue up to 150,000,000 shares of common stock, no par value per share. Each share of common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors, as described above. Through December 31, 2025, no dividends had been declared or paid.

Warrants

In April 2024, warrants for the purchase of 14,440 shares of common stock at an exercise price of $17.47 per share were exercised in a cashless exercise resulting in the issuance of 11,735 shares of common stock. As of December 31, 2025 and 2024, the Company had no outstanding warrants.

9. Stock-Based Compensation

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended 2019 Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended 2019 Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of December 31, 2025, 414,758 shares of common stock were available for issuance under the Amended 2019 Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock unit awards and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company's board of directors approved an increase of 500,000 to shares available under the Inducement Plan. As of December 31, 2025, 429,145 shares of common stock remained available for issuance under the Inducement Plan.

Awards granted under the Amended 2019 Plan and Inducement Plan vest over periods determined by the board of directors and expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of common stock of TransMedics Group were initially reserved for issuance under the 2019 ESPP. During the year ended December 31, 2025, 58,996 shares were issued under the 2019 ESPP and as of December 31, 2025, 174,260 shares remained available for issuance under the 2019 ESPP.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.19%	4.25%	4.15%
Expected term (in years)	6.04	6.03	6.03
Expected volatility	71%	68%	69%
Expected dividend yield	0%	0%	0%

The following table summarizes the Company’s option activity since December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,773,556	$38.88	6.71	$76,855
Granted	352,045	82.95
Exercised	(431,771)	31.84
Forfeited	(95,723)	65.92
Expired	(3,677)	71.09
Outstanding as of December 31, 2025	2,594,430	$44.99	6.23	$199,697
Vested and expected to vest as of December 31, 2025	2,594,430	$44.99	6.23	$199,697
Options exercisable as of December 31, 2025	1,937,447	$34.63	5.51	$168,882

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023, was $36.3 million, $80.1 million and $31.0 million, respectively. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $55.04 per share, $57.12 per share and $41.75 per share, respectively.

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

The following table summarizes the Company's restricted common stock activity since December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2024	4,160	$156.00
Issued	1,737	129.35
Vested	(1,280)	156.00
Forfeited	(2,880)	156.00
Unvested restricted common stock as of December 31, 2025	1,737	$129.35

The aggregate fair value of restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $0.2 million, $1.4 million and $1.7 million, respectively. The Company granted restricted common stock during the years ended December 31, 2025, 2024 and 2023 with a weighted average grant-date fair value of $129.35, $156.00 and $72.75 per share, respectively.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit activity since December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	430,250	$78.09
Granted	389,342	82.99
Vested	(161,417)	76.95
Forfeited	(51,692)	84.52
Unvested restricted stock units as of December 31, 2025	606,483	$81.00

The aggregate fair value of restricted stock units that vested during the years ended December 31, 2025 and 2024 was $14.2 million and $11.3 million, respectively. There was no restricted stock units vesting during the year ended December 31, 2023. The Company granted restricted stock units during the years ended December 31, 2025, 2024 and 2023 with a weighted average grant-date fair value of $82.99, $89.60 and $63.74 per share, respectively.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$1,360	$1,480	$438
Research, development and clinical trials expenses	4,741	4,194	2,823
Selling, general and administrative expenses	30,760	27,550	16,530
	$36,861	$33,224	$19,791

The Company recognized income tax benefits related to stock-based compensation expense of $8.9 million as a component in calculating its income tax benefit for the year ended December 31, 2025. The Company did not record income tax benefits related to stock-based compensation expense for the years ended December 31, 2024 and 2023 due to the full valuation allowance against deferred tax assets.

As of December 31, 2025, total unrecognized compensation cost related to unvested share-based awards was $63.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.

10. Income Taxes

Income (Loss) Before Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$106,352	$35,318	$(27,038)
Foreign	1,170	462	367
	$107,522	$35,780	$(26,671)

Tax Provision Components

The components of income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$—	$—	$—
State	718	216	25
Foreign	56	100	24
Deferred income tax expense (benefit):
Federal	(65,562)	—	(1,292)
State	(17,981)	—	(400)
Foreign	—	—	—
Income tax expense (benefit)	$(82,769)	$316	$(1,643)

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount and rate to the Company's effective amount and rate for the year ended December 31, 2025 (dollar amounts in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory income tax rate	$22,580	21.0%
State and local income tax, net of federal (national) income tax effect(1)	(17,685)	(16.4)%
Effect of changes in tax laws or rates enacted in the current period	273	0.3%
Federal tax credits	5,887	5.5%
Changes in federal valuation allowance	(116,448)	(108.3)%
Nontaxable or nondeductible items
Permanent differences	172	0.2%
Executive compensation	1,015	0.9%
Federal net operating loss adjustments	27,416	25.5%
Tax attribute true up	(1,415)	(1.3)%
Stock-based compensation expense	(4,367)	(4.1)%
Other adjustments	(197)	(0.3)%
Effective income tax rate	$(82,769)	(77.0)%
(1)
State income tax expense is impacted primarily by the release of the state valuation allowance of $31.5 million, partially offset by the impact of the 382 assessment on the Company's Massachusetts net operating loss carryforwards and Massachusetts research and development tax credits, totaling $12.1 million.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic research expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic research expenditures over one or two years. Foreign research expenditures are still required to be capitalized and amortized ratably over 15 years. The OBBBA also allows the option to claim 100% accelerated depreciation deductions on qualified property. In accordance with ASC 740, the impacts of the OBBBA are reflected in the Company’s income tax benefit for the year ended December 31, 2025.

The following table presents the required disclosures prior to adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	(21.0)%
State taxes, net of federal benefit	(2.2)%	(7.1)%
Federal and state research and development tax credits	(12.0)%	(10.2)%
State deferred tax adjustment	(1.3)%	(27.5)%
Nondeductible items	3.1%	1.2%
Stock-based compensation expense	(38.5)%	(5.7)%
Deferred tax effect of change in state blended rate	6.2%	(5.9)%
Return to provision	2.5%	(1.5)%
Other	0.1%	(0.1)%
Change in deferred tax asset valuation allowance	22.0%	71.6%
Effective income tax rate	0.9%	(6.2)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$95,572	$106,684
Capitalized research and development expense	1,307	23,157
Acquired in-process research and development expenses	5,797	6,181
Research and development tax credit carryforwards	10,967	20,232
Accrued expenses	6,281	5,820
Stock-based compensation expense	12,713	8,103
Lease liability	1,622	2,180
Section 163(j) interest	—	280
Other	489	578
Total deferred tax assets	134,748	173,215
Deferred tax liabilities:
Property, plant and equipment	(45,815)	(22,256)
Right-of-use assets	(3,329)	(1,554)
Intangible assets	(1,182)	(546)
Total deferred tax liabilities	(50,326)	(24,356)
Valuation allowance	(879)	(148,859)
Net deferred tax assets	$83,543	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of $370.9 million, which may be available to offset future taxable income, of which $74.0 million expire at various dates between 2030 and 2037, while the remaining $296.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of taxable income. As of December 31, 2025, the Company had state net operating loss carryforwards of $261.6 million, which may be available to offset future taxable income and expire at various dates between 2030 and 2045. As of December 31, 2025, the Company had U.S. federal and state research and development tax credit carryforwards of $7.3 million and $4.0 million, respectively, which may be available to offset future tax liabilities and expire at various dates between 2026 and 2045. As of December 31, 2025, the Company had no foreign net operating loss carryforwards.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously. Future ownership changes could result in additional limitations.

These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. During 2025, the Company completed a 382 assessment and determined that the Company underwent multiple ownership changes since inception. Net operating loss carryforwards and development tax credit carryforwards were limited by these changes. The Company recorded a reduction to its gross U.S. deferred tax assets of $44.7 million during the year ended December 31, 2025 relating to these limitations, with a corresponding decrease to its valuation allowance.

As required by ASC 740, management evaluated positive and negative evidence when assessing the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. During the fourth quarter of 2025, the Company concluded that it is more likely than not that the Company will realize substantially all its net U.S. Federal and state deferred tax assets and accordingly, recognized a benefit to income tax expense of $103.3 million related to the release of its valuation allowance against deferred tax assets. Management relied primarily on cumulative income over the preceding twelve quarters, recent operating profits and, to a lesser extent, expected future profits in its assessment to release the valuation allowance. A valuation allowance of $0.9 million was maintained on certain state tax attributes as it was considered more-likely-than-not that these tax attributes would expire before realization. As of December 31, 2024, the Company had a full valuation allowance against its U.S. federal and state deferred tax assets.

Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2025 related to the valuation allowance release described above. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 related primarily to federal and state net operating losses generated, capitalized research and development costs, and federal and state research and development tax credits generated, partially offset by an increase in deferred tax liabilities related to depreciation expense. Changes in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to current year federal and state net operating losses generated, acquired IPR&D and capitalized research and development costs.

The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$(148,859)	$(140,986)	$(121,891)
Decreases recorded as benefit to income tax provision	147,980	—	—
Increases recorded to income tax provision	—	(7,873)	(19,095)
Valuation allowance as of end of year	$(879)	$(148,859)	$(140,986)

As of December 31, 2025 and 2024, the Company had no uncertain tax positions and no accrued interest or penalties related to uncertain tax positions. The Company's policy is to record any interest or penalties related to income taxes as part of the income tax provision.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending federal or state tax examinations. The Company has open tax years subject to examination in the United States from fiscal year 2022 to present. To the extent that the Company has carryforward attributes, the tax years in which the attribute was generated may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in the future.

Income taxes paid (net of refunds received) for the year ended December 31, 2025 were as follows (in thousands):

Year Ended December 31, 2025
Aggregated state and local jurisdictions	$145
Disaggregated state and local jurisdictions:
California	802
Texas	200
Total	$1,147

During the years ended December 31, 2024 and 2023, income taxes paid were not material.

11. Leases

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

In connection with the acquisition of Summit, the Company acquired a 20-year operating lease with one 10-year renewal option, for space at the Bozeman Yellowstone International Airport in Bozeman, Montana where the Company constructed a commercial aircraft hangar.

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

The Company also leases office space for its NOP and hangar space for its aircraft at various locations in the U.S. under both short-term and long-term leases, and leases space for distribution and commercial operations in Europe.

The components of the Company’s lease expense under ASC 842 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2,682	$2,215	$1,692
Short-term lease cost	2,408	1,861	1,606
Variable lease cost	2,620	1,920	1,495
	$7,710	$5,996	$4,793

Supplemental disclosure of cash flow information related to the leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,447	$2,916	$2,246

The weighted-average remaining lease term as of December 31, 2025 and 2024 was 2.8 years and 3.7 years, respectively. The weighted-average discount rate as of December 31, 2025 and 2024 was 6.8% and 6.9%, respectively. Because the interest rate implicit in the leases was not readily determinable, the Company’s estimated incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the leases.

Future payments for the Company’s operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$3,677
2027	3,341
2028	132
2029	25
2030	25
Thereafter	559
Total future minimum lease payments	7,759
Less: imputed interest	(872)
Total operating lease liabilities	$6,887

The following table represents operating lease liabilities on the consolidated balance sheets (in thousands):

December 31, 2025
Current operating lease liabilities	$3,310
Operating lease liabilities, net of current portion	3,577
Total operating lease liabilities	$6,887

In January 2026, the Company entered into a new lease agreement and purchased land in Somerville, Massachusetts to eventually replace its existing headquarters in Andover, Massachusetts (see Note 16).

12. Commitments and Contingencies

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the years ended December 31, 2025, 2024 and 2023, the Company recorded expense of $3.9 million, $3.3 million and $1.4 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of December 31, 2025 was $4.0 million.

Legal Proceedings

On February 14, 2025, a class action captioned Jewik v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10385, was filed against the Company and certain of its current and former officers in the U.S. District Court for the District of Massachusetts. The complaint purported to assert claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and SEC Rule 10b-5 promulgated thereunder, seeking unspecified damages on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between February 28, 2023 and January 10, 2025 (the “Class Period”). On April 2, 2025, another purported stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers, also in the U.S. District Court for the District of Massachusetts (Collins v. TransMedics Group, Inc., et al., Case No. 1:25-cv-10778). The Collins complaint alleged claims substantially similar to those alleged in the Jewik action and also sought unspecified damages. On May 22, 2025, the court consolidated the Jewik and Collins actions and appointed the Peace Officers’ Annuity and Benefit Fund of Georgia and Oguzhan Altun as lead plaintiffs (the “Lead Plaintiffs”).

On August 8, 2025, Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in our 2022 Annual Report, certain earnings calls, and other public statements. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the amended complaint for failure to state a claim. Lead Plaintiffs’ filed their response to the motion on November 21, 2025, and defendants’ filed a reply in further support of their motion on December 22, 2025. The Company cannot anticipate when the court will rule on that motion.

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

13. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$13,443	$15,755	$10,548
Heart total revenue	111,839	96,663	59,080
Liver total revenue	459,415	309,462	151,719
Total United States OCS transplant revenue	584,697	421,880	221,347
All other countries
Lung revenue	1,418	1,926	1,272
Heart revenue	14,169	13,198	14,012
Liver revenue	1,113	158	104
Total all other countries OCS transplant revenue	16,700	15,282	15,388
Total OCS transplant revenue	$601,397	$437,162	$236,735
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $4.1 million, $4.4 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, is not included in this table.

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

The reconciliation of gross product revenue to net product revenue for these certain payments is shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross product revenue from sales to customers	$372,401	$273,680	$176,047
Less: clinical trial payment estimates	—	(186)	(22)
Total net product revenue	$372,401	$273,866	$176,069

The Company also makes payments to customers to obtain information related to post-approval studies or existing standard-of-care protocols unrelated to the Company's OCS products and records such payments as operating expenses. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $6.1 million, $6.0 million and $2.4 million, respectively, of operating expense related to these costs.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$605,494	$441,540	$241,623
Less:
Cost of net product revenue	77,822	58,345	41,015
Cost of service revenue	164,866	121,114	46,515
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	25,720	21,927	15,489
Laboratory supplies and research materials	17,550	13,990	7,939
Consulting and third-party services	15,492	12,920	5,788
Clinical trials costs	1,459	478	1,077
Facility related and other	8,834	6,653	5,762
Acquired in-process research and development expenses	—	—	27,212
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	114,506	109,475	72,717
Professional and consultant fees	25,936	18,313	17,401
NOP support	6,826	12,289	11,985
Tradeshows and conferences	4,316	4,328	4,575
Facility related and other	33,584	24,212	12,875
Other segment items(1)	(81,708)	2,032	(3,699)
Net income (loss)	$190,291	$35,464	$(25,028)
(1)
Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes, including an income tax benefit of $82.8 million for the year ended December 31, 2025. See the consolidated financial statements for other financial information regarding the Company’s operating segment.

14. Net Income (Loss) per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$190,291	$35,464	$(25,028)
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	7,285	—	—
Net income (loss), diluted	$197,576	$35,464	$(25,028)

Denominator:
Weighted average basic common shares outstanding	33,993,468	33,229,953	32,517,372
Effect of dilutive securities:
Convertible senior notes	4,893,805	—	—
Options to purchase common stock	1,406,848	1,783,507	—
Restricted stock units	241,805	193,476	—
Warrants to purchase common stock	—	3,470	—
Restricted stock awards	410	3,197	—
Employee stock purchase plan	4,358	3,234	—
Weighted average dilutive common shares outstanding	40,540,694	35,216,837	32,517,372
Net income (loss) per share:
Basic	$5.60	$1.07	$(0.77)
Diluted	$4.87	$1.01	$(0.77)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Convertible senior notes	—	4,893,838	3,150,834
Options to purchase common stock	482,985	371,502	2,595,161
Employee stock purchase plan	9,373	10,170	13,262
Restricted stock units	52,305	9,912	141,906
Restricted stock awards	1,018	1,125	13,586
Warrants to purchase common stock	—	—	14,440
	545,681	5,286,547	5,929,189

15. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President, Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.8 million, $0.5 million and $0.4 million in total compensation in the years ended December 31, 2025, 2024 and 2023, respectively, for her services as an employee.

16. Subsequent Events

On January 8, 2026, the Company entered into a lease agreement (the “Lease”) with BioMed Realty (the “Landlord”) for the lease of approximately 498,286 square feet of space in Somerville, Massachusetts for the Company’s principal executive offices and for research and development, laboratory, manufacturing and assembly, vivarium, office and related uses (the “Premises”) to ultimately replace its existing headquarters in Andover, Massachusetts. Base rent begins to accrue on the latter of: (a) January 1, 2028, and (b) the date that is twenty-four (24) months after term commencement date (but in no event later than February 1, 2028). The Lease will expire one hundred ninety-two (192) months from date base rent begins to accrue, unless earlier terminated (the “Initial Term”). The Lease includes a one-time purchase option, which may be exercised by the Company within a defined time period.

The annual base rent under the Lease will initially be approximately $23.9 million. Base rent will increase by 2% annually during the first three years of the Initial Term and by 3% annually for each year thereafter during the remainder of the Initial Term. The Company will also be responsible for a pro rata share of the payment of additional rent to cover the Company’s share of the annual operating and tax expenses for the Premises, with the Company’s share estimated to be approximately 100%. The Company holds two consecutive options to extend the Initial Term for additional periods of ten years each, exercisable by written notice delivered not less than 18 months prior to the expiration of the then-current term and subject to customary conditions, including that no default then exists. The Company also holds an option to extend the Lease term for a period of six months, exercisable by written notice delivered not less than 18 months prior to the expiration of the then-current term and subject to customary conditions, including that no default then exists.

The Company has delivered a security deposit to the Landlord in the form of a letter of credit for approximately $18.0 million, which may be drawn down by the Landlord to be applied for certain purposes upon the Company’s breach of certain provisions under the Lease. The Lease also contains customary provisions allowing the Landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

On January 8, 2026, the Company acquired two parcels adjacent to the Premises in Somerville, Massachusetts from BRE-BMR Assembly Innovation I LLC and BRE-BMR Middlesex LLC, respectively. The purchase price was $15.0 million for each property, plus related costs, title company expenses, and tax payments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over inventory movement within its manufacturing network. Specifically, while effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls were not designed and maintained to verify that inventory movements are appropriately recorded during interim periods. The material weakness resulted in immaterial misstatements to inventory, accounts payable, cost of net product revenue, selling, general and administrative expenses and research and development expenses, in the interim consolidated financial statements for the quarterly period ended March 31, 2025 and the quarterly and year-to-date periods ended March 31, 2024, June 30, 2024 and September 30, 2024. Additionally, the material weakness could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Remediation Plan

Management has developed and is in the process of implementing the remediation plan to address the material weakness, which includes the design and implementation of new control activities, including system-based controls, to ensure the movement of inventory is timely and accurately recorded throughout the course of the year, as well as strengthening review and approval procedures. The material weakness will not be considered remediated until management has completed the design and implementation of the applicable controls and they operate for a sufficient period of time for management to conclude, through testing, that controls are operating effectively.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our fiscal quarter ended December 31, 2025, certain of our directors and officers entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of these Rule 10b5-1 trading plans in the table below.

Rule 10b5-1 Trading Plans

Maximum
Number
of Securities to
			Scheduled		be Purchased or
	Action	Commencement	Termination		Sold Pursuant to	Covers
	and Date	of Trading	of Trading	Security	the Rule 10b5-1	Purchase
Director/Officer	of Action	Period	Period (1)	Covered	Trading Plan (2)(3)	Or Sale
Tamer Khayal	Adoption 12/11/2025	16-Mar-26	17-Mar-27	Common Stock	22,928	Sale

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
(3)
The maximum number of securities to be sold pursuant to the Rule 10b5-1 Trading Plan is equal to 22,928, plus shares that may be received by Dr. Khayal in connection with vesting of restricted stock units prior to the scheduled termination date and carryover shares from a prior 10b5-1 plan.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company’s directors, officers, employees, and other covered persons. The Company’s insider trading policy also applies to transactions by the Company in its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and exchange listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K and incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages 79 through 113 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

10.29

Credit Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022)

10.30

First Amendment to Credit Agreement, dated as of May 8, 2023, by and among TransMedics Group, Inc., the lender party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 9, 2023).

10.31

Second Amendment to Credit Agreement, dated as of June 23, 2023, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on June 29, 2023).

10.32

Third Amendment to Credit Agreement, dated as of November 9, 2023, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on November 13, 2023).

10.33++

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

10.34

Guarantee and Collateral Agreement, dated as of July 25, 2022, by and among TransMedics Group, Inc., TransMedics, Inc., TransMedics B.V. and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on July 29, 2022).

10.35+

Development and Supply Agreement dated as of May 24, 2005 by and between the Registrant and Fresenius Kabi AB (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.36+

Contract Manufacturing Agreement dated as of April 1, 2015 by and between the Registrant and Fresenius Kabi Austria GmbH (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230736) filed with the SEC on April 5, 2019)

10.37

Omnibus Amendment #2 to Lease, dated as of June 1, 2020, by and among the Company and Whetstone 200 Minuteman Park, LLC and Whetstone 30 Minuteman Park, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38891) filed with the SEC on August 7, 2020).

10.38	Form of Call Option Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 11, 2023).

10.39#

Transition Agreement, by and between TransMedics, Inc. and Stephen Gordon, dated December 2, 2024 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2025)

10.40#

Offer Letter dated as of November 26, 2024, by and between TransMedics, Inc. and Gerardo Hernandez (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2025)

10.41#

Executive Retention Agreement, dated as of November 26, 2024, by and between the Registrant and Gerardo P. Hernandez Omana (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2025)

10.42++

Lease Agreement, dated as of January 8, 2026, by and between the Registrant and BioMed Realty (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on January 12, 2026).

19.1*	TransMedics Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on February 27, 2025)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TransMedics Group, Inc.

Date: February 24, 2026	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Waleed H. Hassanein, M.D.	President, Chief Executive Officer, Director	February 24, 2026
Waleed H. Hassanein

/s/ Gerardo Hernandez	Chief Financial Officer and Treasurer	February 24, 2026
Gerardo Hernandez

/s/ James R. Tobin	Chairman of the Board of Directors	February 24, 2026
James R. Tobin

/s/ Edward M. Basile	Director	February 24, 2026
Edward M. Basile

/s/ Thomas J. Gunderson	Director	February 24, 2026
Thomas J. Gunderson

/s/ Edwin M. Kania, Jr.	Director	February 24, 2026
Edwin M. Kania, Jr.

/s/ David Weill, M.D.	Director	February 24, 2026
David Weill, M.D.

/s/ Merilee Raines	Director	February 24, 2026
Merilee Raines

/s/ Stephanie Lovell	Director	February 24, 2026
Stephanie Lovell