Form 10-Q
period 2026-03-31
TransMedics Group, Inc.
filed 2026-05-05
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 34,560,911 shares of common stock, no par value per share, outstanding.

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
•
our ability to improve the OCS platform, including by developing the next generation of the OCS products or expanding into new indications and the development, and potential commercialization of our OCS Kidney device;
•
the timing or results of clinical trials for the OCS, including pre- and post-approval studies, or other product candidates, including the Controlled Hypothermic Organ Preservation System, or CHOPS;
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
•
our use of third parties to transport donor organs and medical personnel for our NOP and our ability to maintain and grow our transplant logistics capabilities to support our NOP to reduce dependence on third-party transportation, including by means of attracting, training and retaining pilots, and the acquisition, maintenance or replacement of fixed-wing aircraft for our aviation transportation services or other acquisitions, joint ventures or strategic investments;
•
our ability to maintain Federal Aviation Administration, or FAA, or other regulatory licenses or approvals for our aircraft transportation services;
•
price increases of the components of our products and maintenance, parts and fuel for our aircraft;
•
our manufacturing, sales, marketing and clinical support capabilities and strategy;
•
attacks against our information technology, or IT, infrastructure;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$461,739	$488,366
Accounts receivable	90,727	84,282
Inventory	49,890	48,881
Prepaid expenses and other current assets	16,924	16,254
Total current assets	619,280	637,783
Property, plant and equipment, net	361,571	327,656
Finance lease right-of-use assets, net	334,545	—
Operating lease right-of-use assets, net	4,858	5,155
Deferred tax assets	82,476	83,543
Restricted cash	18,438	500
Goodwill	11,549	11,549
Acquired intangible assets, net	—	1,948
Other non-current assets	2,103	239
Total assets	$1,434,820	$1,068,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,151	$10,350
Accrued expenses and other current liabilities	59,316	62,740
Current portion of long-term debt	15,000	10,000
Deferred revenue	2,945	2,905
Operating lease liabilities	3,508	3,310
Total current liabilities	91,920	89,305
Convertible senior notes, net	453,530	452,804
Long-term debt, net	44,665	49,587
Finance lease liability	343,829	—
Operating lease liabilities, net of current portion	2,883	3,577
Other long-term liabilities	3,986	—
Total liabilities	940,813	595,273
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,545,721 shares and 34,267,802 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	764,640	750,926
Accumulated other comprehensive income	2	124
Accumulated deficit	(270,635)	(277,950)
Total stockholders’ equity	494,007	473,100
Total liabilities and stockholders’ equity	$1,434,820	$1,068,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net product revenue	$107,972	$88,234
Service revenue	65,961	55,303
Total revenue	173,933	143,537
Cost of revenue:
Cost of net product revenue	24,308	16,312
Cost of service revenue	48,464	38,997
Total cost of revenue	72,772	55,309
Gross profit	101,161	88,228
Operating expenses:
Research, development and clinical trials	24,879	17,160
Selling, general and administrative	62,985	43,625
Total operating expenses	87,864	60,785
Income from operations	13,297	27,443
Other income (expense):
Interest expense	(7,170)	(3,461)
Interest income and other income (expense), net	2,358	2,694
Total other expense, net	(4,812)	(767)
Income before income taxes	8,485	26,676
Provision for income taxes	(1,170)	(994)
Net income	$7,315	$25,682
Net income per share:
Basic	$0.21	$0.76
Diluted	$0.20	$0.70
Weighted average common shares outstanding:
Basic	34,384,207	33,721,603
Diluted	36,194,023	39,914,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$7,315	$25,682
Other comprehensive income (loss):
Foreign currency translation adjustment	(122)	37
Comprehensive income	$7,193	$25,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders’
	Shares	Amount	sive Income	Deficit	Equity
Balances at December 31, 2025	34,267,802	$750,926	$124	$(277,950)	$473,100
Issuance of common stock upon the exercise of common stock options	59,661	2,212	—	—	2,212
Issuance of common stock in connection with employee stock purchase plan	16,321	1,688	—	—	1,688
Net issuance of common stock upon vesting of restricted stock units	201,937	(138)	—	—	(138)
Stock-based compensation expense	—	9,952	—	—	9,952
Foreign currency translation adjustment	—	—	(122)	—	(122)
Net income	—	—	—	7,315	7,315
Balances at March 31, 2026	34,545,721	$764,640	$2	$(270,635)	$494,007

			Accumulated
			Other		Total
	Common Stock		Comprehen-	Accumulated	Stockholders’
	Shares	Amount	sive Loss	Deficit	Equity
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603
Issuance of common stock upon the exercise of common stock options	77,101	1,742	—	—	1,742
Issuance of common stock in connection with employee stock purchase plan	24,268	1,286	—	—	1,286
Restricted common stock forfeitures	(2,880)	—	—	—	—
Vesting of restricted stock units	111,419	—	—	—	—
Stock-based compensation expense	—	8,958	—	—	8,958
Foreign currency translation adjustment	—	—	37	—	37
Net income	—	—	—	25,682	25,682
Balances at March 31, 2025	33,827,880	$709,194	$(327)	$(442,559)	$266,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,315	$25,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,864	6,137
Stock-based compensation expense	9,952	8,958
Deferred taxes	1,067	—
Non-cash interest expense	4,593	787
Non-cash operating lease expense	610	474
Unrealized foreign currency transaction (gains) losses	486	(573)
Loss on disposal of fixed assets	—	80
Changes in operating assets and liabilities:
Accounts receivable	(6,520)	(44,134)
Inventory	(3,896)	2,003
Prepaid expenses and other current assets	1,961	1,928
Other non-current assets	(155)	—
Accounts payable	1,126	781
Accrued expenses and other current liabilities	(3,105)	(4,644)
Deferred revenue	40	330
Operating lease liabilities	(805)	(664)
Net cash provided by (used in) operating activities	24,533	(2,855)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,657)	(27,038)
Net cash used in investing activities	(36,657)	(27,038)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,212	1,742
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,688	1,286
Tax withholding payments related to net settlement of restricted stock units	(138)	—
Net cash provided by financing activities	3,762	3,028
Effect of exchange rate changes on cash and restricted cash	(327)	358
Net decrease in cash and restricted cash	(8,689)	(26,507)
Cash and restricted cash, beginning of period	488,866	337,150
Cash and restricted cash, end of period	$480,177	$310,643
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$2,831	$1,275
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,102	$1,136
Operating lease liabilities arising from obtaining right-of-use assets	$313	$—
Finance lease liability arising from obtaining right-of-use assets	$340,040	$—
Purchases of property, plant and equipment included in other long-term liabilities	$3,986	$—
Reconciliation of cash and restricted cash:
Cash	$461,739	$310,143
Restricted cash	18,438	500
Total cash and restricted cash shown in the statement of cash flows	$480,177	$310,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

TransMedics Group, Inc. (“TransMedics Group” and, together with its consolidated subsidiaries, the “Company”) was incorporated in the Commonwealth of Massachusetts in October 2018. TransMedics, Inc. (“TransMedics”), an operating company and wholly owned subsidiary of TransMedics Group, was incorporated in the State of Delaware in August 1998. The Company is a medical technology company transforming organ transplant therapy for end-stage organ failure patients across multiple disease states. The Company developed the Organ Care System (“OCS”) to replace a decades-old standard of care. The OCS represents a paradigm shift that transforms organ preservation for transplantation from a static state to a dynamic environment that enables new capabilities, including organ optimization and assessment. The Company’s OCS technology replicates many aspects of the organ’s natural living and functioning environment outside of the human body. The Company also developed its National OCS Program (“NOP”), an innovative turnkey solution to provide outsourced organ procurement, OCS perfusion management and transplant logistics services, to provide transplant programs in the United States with a more efficient process to procure donor organs with the OCS. The Company’s transplant logistics services include aviation transportation, ground transportation and other coordination activity.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $461.7 million as of March 31, 2026 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 have been made. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of assets acquired and liabilities assumed in business combinations, including acquired intangible assets and the resulting goodwill, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2026 and December 31, 2025, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of revenue. As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable.

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

The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. The Company’s 1.50% convertible senior notes due 2028 (the “Notes”) are carried at the face value less unamortized debt discount and issuance costs on the accompanying condensed consolidated balance sheets, and the fair value of the Notes is presented at each reporting period for disclosure purposes only (see Note 7).

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of March 31, 2026 and December 31, 2025, spare parts inventory of $4.5 million and $4.7 million, respectively, is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of March 31, 2026 and December 31, 2025, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized losses totaled $0.6 million for the three months ended March 31, 2026 and realized and unrealized gains totaled $0.5 million for the three months ended March 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. The Company adopted this standard effective January 1, 2026 and applied the practical expedient to assets within its scope. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 allows for adoption using either a prospective or retrospective method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

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

3. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$24,932	$26,249
Work-in-process	2,438	2,006
Finished goods	22,520	20,626
	$49,890	$48,881

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Transplant aircraft	$295,563	$295,527
Transplant aircraft equipment	3,100	3,100
Flight school aircraft	3,717	3,717
OCS Consoles	26,930	24,590
Manufacturing equipment	13,476	12,101
Computer equipment and software	3,378	3,376
Internal-use software	14,240	12,413
Laboratory equipment	4,080	3,698
Office, trade show and training equipment	5,400	5,260
Building	20,352	—
Leasehold improvements	25,720	25,113
Construction-in-progress	3,158	2,174
Land	16,279	2,652
	435,393	393,721
Less: Accumulated depreciation and amortization	(73,822)	(66,065)
	$361,571	$327,656

During the three months ended March 31, 2026 and 2025, total depreciation and amortization expense, including finance lease amortization (see Note 10), was $9.9 million and $6.1 million, respectively.

The Company capitalized costs associated with the development of internal-use software of $1.9 million and $1.8 million during the three months ended March 31, 2026 and 2025, respectively, and recorded amortization expense of $0.7 million during the three months ended March 31, 2026. There was no amortization recorded during the three months ended March 31, 2025 as internal-use software had not yet been placed in service. The net book value of internal-use software was $12.4 million and $11.2 million as of March 31, 2026 and December 31, 2025, respectively, of which $0.2 million and $0.1 million was included in construction-in-progress as of those respective dates.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of March 31, 2026 and December 31, 2025, and related to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

During the three months ended March 31, 2026, the Company updated its estimate of the remaining useful life of acquired intangible assets based on its determination that the remaining economic benefit was substantially realized. This change in estimated useful life resulted in the recognition of $1.9 million of incremental amortization expense within selling, general and administrative expense during the three months ended March 31, 2026. The carrying value of acquired intangible assets was zero as of March 31, 2026.

Acquired intangible assets consisted of the following as of December 31, 2025 (in thousands):

		December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$460	$1,860
Other	12	110	22	88
		$2,430	$482	$1,948

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payroll and related expenses	$19,857	$28,443
Accrued transportation costs	2,554	2,700
Accrued research, development and clinical trials expenses	6,543	5,865
Accrued third-party surgeon costs	4,724	3,996
Accrued professional fees	5,946	3,378
Accrued other	19,692	18,358
	$59,316	$62,740

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net	(6,466)	(7,192)
Convertible senior notes, net of discount and current portion	$453,530	$452,804

As of March 31, 2026, the estimated fair value of the Notes was $597.6 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

Before March 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events, including certain corporate events, and during the five business days immediately after any ten consecutive trading days in which the trading price per $1,000 principal amount of Notes is less than ninety-eight percent (98%) of the as converted value. Additionally, noteholders can convert their Notes during any calendar quarter (and only during such calendar quarter), commencing after the calendar quarter ending on September 30, 2023 but before March 1, 2028, provided the last reported sale price of the common stock for at least 20 trading days is greater than or equal to 130% of the conversion price during the 30 consecutive trading days ending on the last trading day of a calendar quarter. From and after March 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company has the right to elect to settle conversions either in cash, shares or in a combination of cash and shares of its common stock.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $2.5 million and $2.4 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three months ended March 31, 2026 and 2025, the effective interest rate on the outstanding Notes was approximately 2.1%.

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

Long-term debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	(15,000)	(10,000)
Long-term debt, net of current portion	45,000	50,000
Debt discount, net	(335)	(413)
Long-term debt, net of discount and current portion	$44,665	$49,587

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

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of March 31, 2026, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million and $1.0 million, respectively, in interest expense related to the CIBC borrowings. During the three months ended March 31, 2026 and 2025, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.2% and 6.8%, respectively. As of March 31, 2026, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 5.7%.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 25, 2023, the shareholders of the Company approved the Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (the “Amended 2019 Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares, (ii) prohibit the payment of dividend or dividend equivalents on a current basis with respect to unvested awards, (iii) extend the expiration date of the Amended 2019 Plan until June 1, 2033 and (iv) increase the annual limits on non-employee director compensation. As of March 31, 2026, 438,597 shares of common stock were available for issuance under the Amended 2019 Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan. On November 2, 2023, the Company’s board of directors approved an increase of 500,000 to shares available under the Inducement Plan. As of March 31, 2026, 381,838 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the three months ended March 31, 2026, 16,321 shares of common stock were issued under the 2019 ESPP and as of March 31, 2026, 157,939 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the three months ended March 31, 2026, the Company granted options with service-based vesting for the purchase of an aggregate of 40,089 shares of common stock with a weighted average grant-date fair value of $89.49 per share.

Restricted Stock Unit Activity

During the three months ended March 31, 2026, the Company granted 26,549 RSUs with service-based vesting conditions and a weighted average grant-date fair value of $135.50 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$380	$300
Research, development and clinical trials expenses	1,470	1,316
Selling, general and administrative expenses	8,102	7,342
	$9,952	$8,958

As of March 31, 2026, total unrecognized compensation cost related to unvested share-based awards was $59.1 million, which is expected to be recognized over a weighted average period of 2.3 years.

The Company recognized income tax benefits related to stock-based compensation expense of $3.8 million as a component in calculating its income taxes for the three months ended March 31, 2026. Income tax benefits related to stock-based compensation expense for the three months ended March 31, 2025 were fully offset by the valuation allowance against deferred tax assets.

9. Net Income per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards, using the treasury stock method, and outstanding convertible notes, using the if-converted method.

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$7,315	$25,682
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	—	2,345
Net income, diluted	$7,315	$28,027

Denominator:
Weighted average basic common shares outstanding	34,384,207	33,721,603
Effect of dilutive securities:
Convertible senior notes	—	4,893,805
Options to purchase common stock	1,496,026	1,200,858
Restricted stock units	307,303	98,221
Restricted stock awards	515	—
Employee stock purchase plan	5,972	—
Weighted average dilutive common shares outstanding	36,194,023	39,914,487
Net income per share:
Basic	$0.21	$0.76
Diluted	$0.20	$0.70

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Convertible senior notes	4,893,805	—
Options to purchase common stock	130,948	900,069
Employee stock purchase plan	—	38,011
Restricted stock units	11,922	167,193
Restricted stock awards	—	4,128
	5,036,675	1,109,401

10. Commitments and Contingencies

Finance Lease

Agreements

On January 8, 2026, the Company entered into a lease agreement (the “Lease”) with BioMed Realty (the “Landlord”) for the lease of a building with approximately 498,286 square feet of space in Somerville, Massachusetts for the Company’s principal executive offices and for research and development, laboratory, manufacturing and assembly, vivarium, office and related uses (the “Premises”) to ultimately replace its existing headquarters in Andover, Massachusetts. The Lease expires in January 2044, unless earlier terminated (the “Initial Term”). Base rent begins to accrue in January 2028 at an annual rate of $23.9 million, and will increase by 2% annually during the first three years of the Initial Term and by 3% annually for each year thereafter. The Company will also be obligated to pay annual operating and tax expenses for the Premises. The Company holds two consecutive options to extend the term for additional periods of ten years each as well as an option to extend the term for a period of six months.

The Lease includes a one-time purchase option for the Company to buy the Premises and associated parking spaces, exercisable by the Company at any time prior to November 2028. The purchase price is $374.6 million if the option is exercised on or before December 31, 2027; if exercised thereafter, the purchase price increases based on a formula tied to future payments. The Lease also provides for a tenant improvement allowance of $0.4 million.

The Company has delivered a security deposit to the Landlord in the form of a letter of credit for $17.9 million, which is classified as restricted cash (non-current) on the condensed consolidated balance sheets.

Additionally, on January 8, 2026, the Company acquired two parcels adjacent to the Premises in Somerville, Massachusetts from the Landlord and an entity affiliated with the Landlord for $15.0 million each.

Accounting

The Company accounted for the Lease and property purchases as one combined contract under ASC 842, Leases (Topic 842). Because the Lease grants the Company an option to purchase the underlying assets that the Company is reasonably certain to exercise, the Company classified the Lease as a finance lease. Accordingly, total consideration for the combined contract of $404.3 million, including the estimated payment to purchase the property under lease less the tenant improvement allowance and the payments to purchase the two properties was allocated to the Lease and property purchases based on relative standalone selling prices. The property purchases are included in land and building within property, plant and equipment on the condensed consolidated balance sheets (see Note 4).

The Company recorded a finance lease right-of-use asset of $336.6 million as of the lease commencement date of January 8, 2026, representing the present value of the lease payments less the tenant improvement allowance and a tenant rebate of $3.7 million, allocated to the contract components.

Because the interest rate implicit in the Lease was not readily determinable, the Company’s incremental borrowing rate of 4.4% was used to calculate the present value of the payments under the Lease. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings for a similar term, adjusted for the impact of collateral.

The components of the Company’s finance lease cost under ASC 842 are as follows (in thousands):

Three months ended March 31, 2026
Finance lease cost
Amortization of right-of-use assets	$2,073
Interest on lease liability	3,789
Total finance lease cost	$5,862

Because the lease contains a purchase option which the Company is reasonably certain to exercise, the building is being amortized on a straight-line basis over its estimated useful life of 40 years.

Future payments under the Lease, inclusive of the Company’s assumed exercise of the purchase option, as of March 31, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (nine months)	$—
2027	374,590
2028	—
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	374,590
Less: tenant improvement allowance	(400)
Less: amount allocated to property purchases	(3,986)
Less: imputed interest	(26,375)
Total finance lease liability	$343,829

Operating Leases

There have been no material changes to the Company’s operating leases during the three months ended March 31, 2026. For additional information, please read Note 11 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2025.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three months ended March 31, 2026 and 2025, the Company recorded expense of $1.5 million and $1.1 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of March 31, 2026 was $4.0 million.

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

On August 8, 2025, Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in our 2022 Annual Report, certain earnings calls, and other public statements. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the amended complaint for failure to state a claim. Lead Plaintiffs filed their response to the motion on November 21, 2025, and defendants filed a reply in further support of their motion on December 22, 2025. The Company cannot anticipate when the court will rule on that motion.

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

11. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$2,197	$3,636
Heart total revenue	25,857	26,266
Liver total revenue	138,970	108,715
Total United States OCS transplant revenue	167,024	138,617
All other countries
Lung revenue	627	375
Heart revenue	5,011	3,550
Liver revenue	10	140
Total all other countries OCS transplant revenue	5,648	4,065
Total OCS transplant revenue	$172,672	$142,682
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $1.3 million and $0.9 million, respectively, for the three months ended March 31, 2026 and 2025, is not included in this table.

Payments to Customers

In connection with its clinical trials, the Company makes payments to customers to reimburse the cost of clinical trial materials and other costs incurred by customers in executing specified clinical trial protocols related to the Company’s OCS products. The Company evaluates the appropriate accounting treatment for these payments based on their nature, including whether the payments are in exchange for distinct goods or services.

Payments that do not represent consideration for a distinct good or service received from the customer at fair value are recorded as a reduction of revenue. The Company recognizes such reductions of revenue and the related accrual in the same period in which the associated revenue is recognized. The Company updates its estimates of these accruals as additional information becomes available, with a corresponding adjustment to revenue. For each of the three months ended March 31, 2026 and 2025, the impact of adjustments to revenue related to these payments was not material.

Payments that represent consideration for distinct goods or services received from the customer, and for which the consideration reflects the fair value of those goods or services, are recorded as operating expenses. For the three months ended March 31, 2026 and 2025, the Company recorded $2.2 million and $1.3 million, respectively, as operating expenses related to these payments.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$173,933	$143,537
Less:
Cost of net product revenue	24,308	16,312
Cost of service revenue	48,464	38,997
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	8,408	6,252
Laboratory supplies and research materials	4,141	4,956
Consulting and third-party services	8,409	4,173
Clinical trials costs	705	81
Facility and IT related and other	3,216	1,698
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	34,106	27,671
Professional and consultant fees	9,262	7,558
NOP support	1,580	2,406
Tradeshows and conferences	1,269	426
Facility and IT related and other	7,792	4,322
Depreciation and amortization expense	6,062	1,242
Transaction-related costs	2,707	—
Headquarters relocation costs	207	—
Other segment items(1)	5,982	1,761
Net income	$7,315	$25,682
(1)
Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Substantially all of the Company’s tangible long-lived assets are located in the United States.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.3 million and $0.4 million in total compensation for the three months ended March 31, 2026 and 2025, respectively, for her services as an employee.

13. Income Taxes

For the three months ended March 31, 2026, the Company recorded income tax expense of $1.2 million by applying a forecasted annual effective tax rate to year-to-date pretax income, and adjusting for discrete items occurring in the quarter. The Company’s forecasted annual effective tax rate may vary from period to period based on many factors including changes in management’s forecast, changes to federal, state or foreign tax laws, and deductibility of certain expenses. During the three months ended March 31, 2026, the Company recorded an out-of-period adjustment to reduce deferred tax assets and increase income tax expense by $2.5 million. This adjustment was not material for the year ended December 31, 2025.

The Company’s effective tax rate of 14% for the three months ended March 31, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to discrete items occurring during the quarter, consisting of excess tax benefits from stock-based compensation, which decreased the effective tax rate, partially offset by state taxes and the effect of non-deductible expenses, which increased the effective tax rate.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2026 or December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had no accrued interest or tax penalties recorded.

For the three months ended March 31, 2025, the Company recorded income tax expense of $1.0 million related primarily to state taxes. Until the fourth quarter of 2025, the Company maintained a valuation allowance on its overall net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026 (the “2025 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2025 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We designed the OCS to be a platform that allows us to leverage core technologies across products for multiple organs. To date, we have developed three OCS products, one for each of heart, lung and liver transplantations, making the OCS the only FDA approved, portable, multi-organ, warm perfusion technology platform. All three of our products, OCS Heart, OCS Lung and OCS Liver, have received Pre-Market Approval from the FDA, for both organs donated after brain death, or DBD organs, and organs donated after circulatory death, or DCD organs.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $173.9 million and $143.5 million, and net income of $7.3 million and $25.7 million, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $270.6 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets. Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

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

HRSA continues to implement efforts to improve and modernize the OPTN, including enhancements to patient data on organ procurement, expanded transparency through a publicly accessible data dashboard for allocation out of sequence (AOOS) events, expanded outreach and financial support for living organ donors, and a new OPTN fee collection process whereby HRSA directly collects and distributes patient registration fees under authorities originally granted by the 2025 Full-Year Continuing Appropriations and Extensions Act and extended by the 2026 Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act. The impact that HRSA’s initiatives and the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

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

We expect that overall cost of revenue will increase or decrease in absolute dollars primarily as, and to the extent that, our revenue increases or decreases. We expect that the cost of net product revenue as a percentage of net product revenue will moderately decrease and gross margin and gross profit will moderately increase over the long term as our sales and production volumes increase and our cost per unit of our OCS disposable sets decreases due to economies of scale, our product enhancements and improved manufacturing efficiency. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our product gross margin. We also expect to see modest improvements in the future in our services gross margin as we provide more services and the efficiency in provisioning of these services improves due to scale and experience, including effectively managing fluctuating aircraft fuel prices. While we expect our gross margins to increase over the long term, they will likely fluctuate from quarter to quarter.

Operating Expenses

Research, Development and Clinical Trials Expenses

Research, development and clinical trials expenses consist of costs incurred for research activities, product development, hardware and software engineering and clinical trial activities, including salaries and related costs, including stock-based compensation, facility and IT related costs, laboratory supplies, depreciation, testing, regulatory, data management and consulting costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our commercial team and personnel in executive, marketing, finance and administrative functions, and recruiting and temporary service fees for such personnel. Selling, general and administrative expenses also include direct and allocated facility and IT related costs, costs to support the NOP, promotional activities, marketing, conferences and trade show costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services and amortization of sales and marketing-related intangible assets. We expect that our selling, general and administrative expenses will increase over the long term as we increase our headcount and infrastructure to support the expected continued sales growth of our OCS products and our NOP.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan agreement and our Notes as well as the amortization of debt discounts associated with such agreements. In July 2022, we entered into a credit agreement with Canadian Imperial Bank of Commerce, or CIBC, under which we borrowed $60.0 million. In May 2023, we issued and sold $460.0 million in aggregate principal amount of our Notes. Interest expense also includes imputed interest on our finance lease entered into in January 2026.

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

Income Taxes

Our (provision) benefit for income taxes is based on applying our forecasted annual effective tax rate to year-to-date income before income taxes, and adjusting for discrete items occurring in the quarter. Our forecasted annual effective tax rate may vary from period to period based on many factors including changes in management’s forecast, deductibility of certain expenses and changes to tax laws.

As a result of the release of our valuation allowance in the fourth quarter of 2025, we expect an increase to our income tax rate in 2026. To the extent allowed, we intend to use our available net operating loss carryforwards and tax credits to reduce cash tax payment obligations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Revenue:
Net product revenue	$107,972	$88,234	$19,738
Service revenue	65,961	55,303	10,658
Total revenue	173,933	143,537	30,396
Cost of revenue:
Cost of net product revenue	24,308	16,312	7,996
Cost of service revenue	48,464	38,997	9,467
Total cost of revenue	72,772	55,309	17,463
Gross profit	101,161	88,228	12,933
Operating expenses:
Research, development and clinical trials	24,879	17,160	7,719
Selling, general and administrative	62,985	43,625	19,360
Total operating expenses	87,864	60,785	27,079
Income from operations	13,297	27,443	(14,146)
Other income (expense):
Interest expense	(7,170)	(3,461)	(3,709)
Interest income and other income (expense), net	2,358	2,694	(336)
Total other expense, net	(4,812)	(767)	(4,045)
Income before income taxes	8,485	26,676	(18,191)
Provision for income taxes	(1,170)	(994)	(176)
Net income	$7,315	$25,682	$(18,367)

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$2,197	$3,636	$(1,439)
Heart total revenue	25,857	26,266	(409)
Liver total revenue	138,970	108,715	30,255
Total United States OCS transplant revenue	167,024	138,617	28,407
All other countries
Lung total revenue	627	375	252
Heart total revenue	5,011	3,550	1,461
Liver total revenue	10	140	(130)
Total all other countries OCS transplant revenue	5,648	4,065	1,583
Total OCS transplant revenue	$172,672	$142,682	$29,990

We also had service revenue unrelated to OCS transplant of $1.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

Revenue from customers in the United States related to OCS transplant was $167.0 million in the three months ended March 31, 2026 and increased by $28.4 million compared to the three months ended March 31, 2025, due to higher sales volumes of our OCS Liver disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $5.6 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase was due primarily to higher sales volumes of our OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $8.0 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Cost of service revenue increased by $9.5 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross profit increased by $12.9 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Overall gross margin was 58% and 61% for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross margin from 2025 to 2026 was driven primarily by the decrease in gross margin from product revenue. Gross margin from net product revenue was 77% and 82% for the three months ended March 31, 2026 and 2025, respectively. Gross margin from net product revenue decreased from the three months ended March 31, 2025 to the three months ended March 31, 2026 primarily due to product mix and higher freight costs. Gross margin from service revenue was 27% and 29% for the three months ended March 31, 2026 and 2025, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue decreased during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to increased labor expenses.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$8,408	$6,252	$2,156
Laboratory supplies and research materials	4,141	4,956	(815)
Consulting and third-party services	8,409	4,173	4,236
Clinical trials costs	705	81	624
Facility and IT related and other	3,216	1,698	1,518
Total research, development and clinical trials expenses	$24,879	$17,160	$7,719

Total research, development and clinical trials expenses increased by $7.7 million from $17.2 million in the three months ended March 31, 2025 to $24.9 million in the three months ended March 31, 2026. Personnel related costs increased by $2.2 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $1.5 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Consulting and third-party services costs increased by $4.2 million due to development efforts by our external development consultants for our next generation OCS program and other product development, including our kidney transport system. Facility and IT related and other costs increased by $1.5 million from the three months ended March 31, 2025 to the three months ended March 31, 2026 due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$34,106	$27,671	$6,435
Professional and consultant fees	12,176	7,558	4,618
NOP support	1,580	2,406	(826)
Tradeshows and conferences	1,269	426	843
Facility and IT related and other	7,792	4,322	3,470
Depreciation and amortization expense	6,062	1,242	4,820
Total selling, general and administrative expenses	$62,985	$43,625	$19,360

Total selling, general and administrative expenses increased by $19.4 million from $43.6 million in the three months ended March 31, 2025 to $63.0 million in the three months ended March 31, 2026 due primarily to increases in personnel related costs and professional and consultant fees, as well as increases in facility related and other and depreciation and amortization expense. Personnel related costs increased by $6.4 million primarily due to the continued expansion of our team to support the growth in our business. Personnel related costs included stock-based compensation expense of $8.1 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. Professional and consultant fees increased by $4.6 million due primarily to increased transaction-related costs of $2.7 million related to strategic initiatives and corporate development activities, and to process improvement initiatives and market research costs related to international expansion. Professional and consultant fees also included $0.2 million related to headquarters relocation. Facility and IT related and other costs increased by $3.5 million due primarily to increases in IT infrastructure and travel costs. Depreciation and amortization expense increased by $4.8 million primarily due to $2.1 million of amortization of our finance lease for our new headquarters that commenced in January 2026 and $1.9 million of incremental amortization due to a change in estimated useful life of acquired intangible assets.

Other Income (Expense)

Interest Expense

Interest expense was $7.2 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense of $2.5 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, related to the $460.0 million principal amount of the Notes that carry a 1.5% interest rate. Interest expense of $0.9 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, related to the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 5.7% as of March 31, 2026. Additionally, for the three months ended March 31, 2026, interest expense included $3.8 million of imputed interest on our finance lease entered into in January 2026.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended March 31, 2026 and 2025 included interest income of $2.7 million and $2.3 million, respectively, from interest earned on cash balances. Interest income and other income (expense), net for the three months ended March 31, 2026 and 2025 also included $0.6 million of realized and unrealized foreign currency transactions losses and $0.5 million of realized and unrealized foreign currency transactions gains, respectively.

Income Taxes

Our effective tax rate of 14% for the three months ended March 31, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to discrete items occurring during the quarter, primarily excess tax benefits from stock-based compensation, which decreased the effective tax rate, partially offset by state taxes and the effect of non-deductible expenses, which increased the effective tax rate.

For the three months ended March 31, 2025, our income tax expense consisted primarily of state income taxes. Until the fourth quarter of 2025, we maintained a valuation allowance on our overall net deferred tax assets.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At March 31, 2026, our principal source of liquidity was cash of $461.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$24,533	$(2,855)
Net cash used in investing activities	(36,657)	(27,038)
Net cash provided by financing activities	3,762	3,028
Effect of exchange rate changes on cash and restricted cash	(327)	358
Net decrease in cash and restricted cash	$(8,689)	$(26,507)

Operating Activities

During the three months ended March 31, 2026, operating activities provided $24.5 million of cash, primarily resulting from net income of $7.3 million and net non-cash charges of $28.6 million, partially offset by net cash used by changes in our operating assets and liabilities of $11.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2026 consisted primarily of an increase in accounts receivable of $6.5 million, an increase in inventory of $3.9 million, and a net decrease in accounts payable and accrued expenses and other current liabilities of $2.0 million, partially offset by a decrease in prepaid expenses and other current assets of $2.0 million.

During the three months ended March 31, 2025, operating activities used $2.9 million of cash, primarily resulting from net cash used by changes in our operating assets and liabilities of $44.4 million, partially offset by net income of $25.7 million and net non-cash charges of $15.9 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of an increase in accounts receivable of $44.1 million and a net decrease in accounts payable and accrued expenses and other current liabilities of $3.9 million, partially offset by decreases in inventory of $2.0 million and prepaid expenses and other current assets of $1.9 million.

Changes in accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities in each reporting period are generally due to growth in our business and timing of invoices and payments.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities of $36.7 million consisted of purchases of property, plant and equipment, primarily related to the purchase of two parcels of land and building in Somerville, Massachusetts.

During the three months ended March 31, 2025, net cash used in investing activities of $27.0 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities of $3.8 million consisted primarily of proceeds from the issuance of common stock upon exercise of stock options of $2.2 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $1.7 million.

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

Before March 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events, including certain corporate events, and during the five business days immediately after any ten consecutive trading days in which the trading price per $1,000 principal amount of Notes is less than ninety-eight percent (98%) of the as converted value. Additionally, noteholders can convert their Notes during any calendar quarter (and only during such calendar quarter), commencing after the calendar quarter ending on September 30, 2023 but before March 1, 2028, provided the last reported sale price of the common stock for at least 20 trading days is greater than or equal to 130% of the conversion price during the 30 consecutive trading days ending on the last trading day of a calendar quarter. From and after March 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We have the right to elect to settle conversions either in cash, shares or in a combination of cash and shares of our common stock.

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

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of March 31, 2026, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay the outstanding principal amount, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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

•
the costs, timing and outcomes of pre- and post-approval studies or any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our OCS products, or other product candidates, including CHOPS;
•
the emergence of competing or complementary technologies or procedures;
•
the number and types of future products we develop and commercialize;
•
the cost of constructing research and development and manufacturing facilities in Italy;
•
the cost and timing of development of the next generation OCS;
•
the costs associated with maintaining, improving and expanding our commercial operations, including the NOP, globally;
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

We may need to raise additional funding, which might not be available on favorable terms, or at all. See “Item 1A. Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2025 Form 10-K.

Material Contractual Obligations

There have been no material changes to our cash requirements from those disclosed in our 2025 Form 10-K.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in our 2025 Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through variable rate debt instruments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities. There has been no material change in the foreign currency exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2026, one of our directors entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

We describe the material terms of this Rule 10b5-1 trading plan in the table below.

Rule 10b5-1 Trading Plans

Maximum
Number
of Securities to
			Scheduled		be Purchased or
	Action	Commencement	Termination		Sold Pursuant to	Covers
	and Date	of Trading	of Trading	Security	the Rule 10b5-1	Purchase
Director/Officer	of Action	Period	Period (1)	Covered	Trading Plan (2)	Or Sale
Edward Basile	Adoption 3/04/2026	24-Jun-26	25-May-27	Common Stock	15,934	Sale

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

10.1

Lease Agreement, by and between TransMedics Group, Inc. and BioMed Realty, dated January 8, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on January 12, 2026)

10.2*#	Executive Retention Agreement, dated as of January 30, 2026, by and among the Registrant and Giovanni Cecere

10.3*#	Executive Retention Agreement, dated as of January 30, 2026, by and among the Registrant and Matthew Forsyth

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Indicates a management or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2026	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)