Form 10-Q
period 2026-06-30
TransMedics Group, Inc.
filed 2026-08-04
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 34,675,145 shares of common stock, no par value per share, outstanding.

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
•
our international expansion plans and the costs related thereto; and
•
our estimates regarding revenue, expenses, capital expenditures and needs for additional financing.

ii

TransMedics Group, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$472,675	$488,366
Accounts receivable	104,138	84,282
Inventory	54,137	48,881
Prepaid expenses and other current assets	20,174	16,254
Total current assets	651,124	637,783
Property, plant and equipment, net	365,302	327,656
Finance lease right-of-use assets, net	332,472	—
Operating lease right-of-use assets, net	4,646	5,155
Deferred tax assets	78,677	83,543
Restricted cash	18,438	500
Goodwill	11,549	11,549
Acquired intangible assets, net	—	1,948
Other non-current assets	2,188	239
Total assets	$1,464,396	$1,068,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,909	$10,350
Accrued expenses and other current liabilities	58,598	62,740
Current portion of long-term debt	20,000	10,000
Deferred revenue	3,130	2,905
Operating lease liabilities	3,646	3,310
Total current liabilities	98,283	89,305
Convertible senior notes, net	454,260	452,804
Long-term debt, net	39,743	49,587
Finance lease liability	347,660	—
Operating lease liabilities, net of current portion	2,411	3,577
Other long-term liabilities	3,986	—
Total liabilities	946,343	595,273
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,629,682 shares and 34,267,802 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	774,216	750,926
Accumulated other comprehensive income (loss)	(210)	124
Accumulated deficit	(255,953)	(277,950)
Total stockholders’ equity	518,053	473,100
Total liabilities and stockholders’ equity	$1,464,396	$1,068,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net product revenue	$111,158	$96,100	$219,130	$184,334
Service revenue	78,790	61,270	144,751	116,573
Total revenue	189,948	157,370	363,881	300,907
Cost of revenue:
Cost of net product revenue	25,566	19,421	49,874	35,733
Cost of service revenue	51,184	41,360	99,648	80,357
Total cost of revenue	76,750	60,781	149,522	116,090
Gross profit	113,198	96,589	214,359	184,817
Operating expenses:
Research, development and clinical trials	31,632	15,934	56,511	33,094
Selling, general and administrative	57,830	44,088	120,815	87,713
Total operating expenses	89,462	60,022	177,326	120,807
Income from operations	23,736	36,567	37,033	64,010
Other income (expense):
Interest expense	(7,225)	(3,476)	(14,395)	(6,937)
Interest income and other income (expense), net	2,894	3,091	5,252	5,785
Total other expense, net	(4,331)	(385)	(9,143)	(1,152)
Income before income taxes	19,405	36,182	27,890	62,858
Provision for income taxes	(4,723)	(1,275)	(5,893)	(2,269)
Net income	$14,682	$34,907	$21,997	$60,589
Net income per share:
Basic	$0.42	$1.03	$0.64	$1.79
Diluted	$0.41	$0.92	$0.61	$1.62
Weighted average common shares outstanding:
Basic	34,579,980	33,912,669	34,482,634	33,817,664
Diluted	40,709,227	40,558,953	36,003,677	40,238,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$14,682	$34,907	$21,997	$60,589
Other comprehensive income (loss):
Foreign currency translation adjustment	(212)	425	(334)	462
Comprehensive income	$14,470	$35,332	$21,663	$61,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders’
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2025	34,267,802	$750,926	$124	$(277,950)	$473,100
Issuance of common stock upon the exercise of common stock options	59,661	2,212	—	—	2,212
Issuance of common stock in connection with employee stock purchase plan	16,321	1,688	—	—	1,688
Net issuance of common stock upon vesting of restricted stock units	201,937	(138)	—	—	(138)
Stock-based compensation expense	—	9,952	—	—	9,952
Foreign currency translation adjustment	—	—	(122)	—	(122)
Net income	—	—	—	7,315	7,315
Balances at March 31, 2026	34,545,721	764,640	2	(270,635)	494,007
Issuance of common stock upon the exercise of common stock options	54,102	1,009	—	—	1,009
Restricted common stock forfeitures	(386)	—	—	—	—
Net issuance of common stock upon vesting of restricted stock units	30,245	(39)	—	—	(39)
Stock-based compensation expense	—	8,606	—	—	8,606
Foreign currency translation adjustment	—	—	(212)	—	(212)
Net income	—	—	—	14,682	14,682
Balances at June 30, 2026	34,629,682	$774,216	$(210)	$(255,953)	$518,053

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders’
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2024	33,617,972	$697,208	$(364)	$(468,241)	$228,603
Issuance of common stock upon the exercise of common stock options	77,101	1,742	—	—	1,742
Issuance of common stock in connection with employee stock purchase plan	24,268	1,286	—	—	1,286
Restricted common stock forfeitures	(2,880)	—	—	—	—
Vesting of restricted stock units	111,419	—	—	—	—
Stock-based compensation expense	—	8,958	—	—	8,958
Foreign currency translation adjustment	—	—	37	—	37
Net income	—	—	—	25,682	25,682
Balances at March 31, 2025	33,827,880	709,194	(327)	(442,559)	266,308
Issuance of common stock upon the exercise of common stock options	192,937	7,089	—	—	7,089
Vesting of restricted stock units	18,893	—	—	—	—
Stock-based compensation expense	—	9,372	—	—	9,372
Foreign currency translation adjustment	—	—	425	—	425
Net income	—	—	—	34,907	34,907
Balances at June 30, 2025	34,039,710	$725,655	$98	$(407,652)	$318,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,997	$60,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,106	12,868
Stock-based compensation expense	18,558	18,330
Deferred taxes	4,866	—
Non-cash interest expense	9,232	1,578
Non-cash operating lease expense	1,229	997
Unrealized foreign currency transaction (gains) losses	652	(1,473)
Loss on disposal of fixed assets	—	80
Changes in operating assets and liabilities:
Accounts receivable	(19,948)	(6,616)
Inventory	(10,246)	5,717
Prepaid expenses and other current assets	(2,388)	1,081
Other non-current assets	(242)	(4)
Accounts payable	2,724	(410)
Accrued expenses and other current liabilities	(5,335)	(2,413)
Deferred revenue	225	(192)
Operating lease liabilities	(1,588)	(1,378)
Net cash provided by operating activities	41,842	88,754
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,749)	(36,113)
Net cash used in investing activities	(43,749)	(36,113)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,221	8,831
Proceeds from issuance of common stock in connection with employee stock purchase plan	1,688	1,286
Tax withholding payments related to net settlement of restricted stock units	(177)	—
Net cash provided by financing activities	4,732	10,117
Effect of exchange rate changes on cash and restricted cash	(578)	1,167
Net increase in cash and restricted cash	2,247	63,925
Cash and restricted cash, beginning of period	488,866	337,150
Cash and restricted cash, end of period	$491,113	$401,075
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$4,897	$2,251
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,910	$1,240
Operating lease liabilities arising from obtaining right-of-use assets	$763	$324
Finance lease liability arising from obtaining right-of-use assets	$340,040	$—
Purchases of property, plant and equipment included in other long-term liabilities	$3,986	$—
Reconciliation of cash and restricted cash:
Cash	$472,675	$400,575
Restricted cash	18,438	500
Total cash and restricted cash shown in the statement of cash flows	$491,113	$401,075

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $472.7 million as of June 30, 2026 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 have been made. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of assets acquired and liabilities assumed in business combinations, including goodwill, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three and six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of revenue. As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable.

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

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of June 30, 2026 and December 31, 2025, spare parts inventory of $4.3 million and $4.7 million, respectively, is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of June 30, 2026 and December 31, 2025, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized losses totaled $0.1 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and realized and unrealized gains totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively.

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

3. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$28,555	$26,249
Work-in-process	3,292	2,006
Finished goods	22,290	20,626
	$54,137	$48,881

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Transplant aircraft	$295,563	$295,527
Transplant aircraft equipment	3,100	3,100
Flight school aircraft	3,730	3,717
OCS Consoles	28,706	24,590
Manufacturing equipment	14,589	12,101
Computer equipment and software	3,392	3,376
Internal-use software	16,221	12,413
Laboratory equipment	4,359	3,698
Office, trade show and training equipment	5,400	5,260
Building	20,352	—
Leasehold improvements	25,834	25,113
Construction-in-progress	9,755	2,174
Land	16,262	2,652
	447,263	393,721
Less: Accumulated depreciation and amortization	(81,961)	(66,065)
	$365,302	$327,656

During the three and six months ended June 30, 2026, total depreciation and amortization expense, including finance lease amortization (see Note 10), was $10.3 million and $20.2 million, respectively. During the three and six months ended June 30, 2025, total depreciation and amortization expense was $6.7 million and $12.8 million, respectively. Construction-in-progress as of June 30, 2026 primarily related to the design and construction of the Company’s new headquarters facility in Somerville, Massachusetts and manufacturing facilities in Italy. Construction-in-progress as of December 31, 2025 primarily related to the in-process construction of manufacturing equipment.

The Company capitalized costs associated with the development of internal-use software of $2.5 million and $4.4 million during the three and six months ended June 30, 2026, respectively, and $2.2 million and $4.0 million during the three and six months ended June 30, 2025, respectively. The Company recorded amortization expense of $0.8 million and $1.5 million during the three and six months ended June 30, 2026, respectively, and $0.4 million during each of the three and six months ended June 30, 2025. The net book value of internal-use software was $14.1 million and $11.2 million as of June 30, 2026 and December 31, 2025, respectively, of which $0.7 million and $0.1 million was included in construction-in-progress as of those respective dates.

Substantially all of the Company's tangible property, plant and equipment are held in the United States.

5. Goodwill and Intangible Assets

The carrying amount of goodwill was $11.5 million as of June 30, 2026 and December 31, 2025, and related to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

During the first quarter of 2026, the Company updated its estimate of the remaining useful life of acquired intangible assets based on its determination that the remaining economic benefit was substantially realized. This change in estimated useful life resulted in the recognition of $1.9 million of incremental amortization expense within selling, general and administrative expense during the first quarter of 2026. The carrying value of acquired intangible assets was zero as of June 30, 2026.

Acquired intangible assets consisted of the following as of December 31, 2025 (in thousands):

		December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$460	$1,860
Other	12	110	22	88
		$2,430	$482	$1,948

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$20,222	$28,443
Accrued transportation costs	2,500	2,700
Accrued clinical trials expenses	6,983	5,865
Accrued external research and development expenses	4,697	3,104
Accrued property, plant and equipment	2,365	928
Accrued professional fees	5,921	3,378
Accrued third-party surgeon costs	4,809	3,996
Accrued other	11,101	14,326
	$58,598	$62,740

Certain prior year amounts have been reclassified to conform to the current-period presentation.

7. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net	(5,736)	(7,192)
Convertible senior notes, net of discount and current portion	$454,260	$452,804

As of June 30, 2026, the estimated fair value of the Notes was $501.4 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

Prior to June 8, 2026, the Notes were not redeemable. After June 8, 2026, the Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

During the three and six months ended June 30, 2026, the Company recognized $2.4 million and $4.9 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During the three and six months ended June 30, 2025, the Company recognized $2.4 million and $4.9 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three and six months ended June 30, 2026 and 2025, the effective interest rate on the outstanding Notes was approximately 2.1%.

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

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal amount of long-term debt	$60,000	$60,000
Less: Current portion of long-term debt	(20,000)	(10,000)
Long-term debt, net of current portion	40,000	50,000
Debt discount, net	(257)	(413)
Long-term debt, net of discount and current portion	$39,743	$49,587

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), pursuant to which the Company has borrowed $60.0 million (as amended, the “CIBC Credit Agreement”).

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

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of June 30, 2026, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three and six months ended June 30, 2026, the Company recognized $1.0 million and $1.9 million, respectively, in interest expense related to the CIBC borrowings. During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.1 million, respectively, in interest expense related to the CIBC borrowings. During each of the three and six months ended June 30, 2026, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.1%. During each of the three and six months ended June 30, 2025, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8%. As of June 30, 2026, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 6.2%.

8. Stock-Based Compensation

2019 Stock Incentive Plan

The 2019 Stock Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), unrestricted stock, unrestricted stock units, and other stock-based awards to employees, directors, and consultants of the Company and its subsidiaries. The number of shares of common stock of TransMedics Group initially available for issuance under the 2019 Plan was 3,428,571 shares, which was increased by 1,000,000 shares in 2023, plus the number of shares underlying awards under the previously outstanding 2014 Stock Incentive Plan (the “2014 Plan”), not to exceed 1,595,189 shares, that expire or are terminated, surrendered, or cancelled without the delivery of shares, are forfeited to or repurchased by TransMedics Group or otherwise become available again for grant. Since the effectiveness of the Company’s 2019 Plan in April 2019, no awards have been made or will be made under the 2014 Plan.

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 20, 2026, the shareholders of the Company approved an amendment to the Amended and Restated 2019 Stock Incentive Plan (the “Amended 2019 Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 2,750,000 shares, (ii) extend the term of the Amended 2019 Plan until June 1, 2036, (iii) provide that, for awards granted on or after January 1, 2027, no portion of an award may be scheduled to vest prior to the date that is one year following the date the award is granted, except for awards that result in the issuance of an aggregate of up to five percent of the shares authorized under the Amended 2019 Plan and (iv) provide for “double-trigger” vesting of awards following a change in control. As of June 30, 2026, 3,177,228 shares of common stock were available for issuance under the Amended 2019 Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan, which was increased by 500,000 shares in 2023. As of June 30, 2026, 328,779 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the six months ended June 30, 2026, 16,321 shares of common stock were issued under the 2019 ESPP and as of June 30, 2026, 157,939 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the six months ended June 30, 2026, the Company granted options with service-based vesting for the purchase of an aggregate of 77,456 shares of common stock with a weighted average grant-date fair value of $67.42 per share.

Restricted Stock Unit Activity

During the six months ended June 30, 2026, the Company granted 71,851 RSUs with service-based vesting conditions and a weighted average grant-date fair value of $92.29 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$383	$360	$763	$660
Research, development and clinical trials expenses	1,065	1,189	2,535	2,505
Selling, general and administrative expenses	7,158	7,823	15,260	15,165
	$8,606	$9,372	$18,558	$18,330

As of June 30, 2026, total unrecognized compensation cost related to unvested share-based awards was $54.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

The Company recognized income tax benefits related to stock-based compensation expense of $0.4 million and $4.2 million as a component in calculating its income taxes during the three and six months ended June 30, 2026, respectively. Income tax benefits related to stock-based compensation expense for the three and six months ended June 30, 2025 were fully offset by the valuation allowance against deferred tax assets.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$14,682	$34,907	$21,997	$60,589
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,835	2,354	—	4,699
Net income, diluted	$16,517	$37,261	$21,997	$65,288

Denominator:
Weighted average basic common shares outstanding	34,579,980	33,912,669	34,482,634	33,817,664
Effect of dilutive securities:
Convertible senior notes	4,893,805	4,893,805	—	4,893,805
Options to purchase common stock	1,127,400	1,489,855	1,310,695	1,346,155
Restricted stock units	97,012	246,718	201,577	172,880
Restricted stock awards	497	626	506	315
Employee stock purchase plan	10,533	15,280	8,265	7,682
Weighted average dilutive common shares outstanding	40,709,227	40,558,953	36,003,677	40,238,501
Net income per share:
Basic	$0.42	$1.03	$0.64	$1.79
Diluted	$0.41	$0.92	$0.61	$1.62

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible senior notes	—	—	4,893,805	—
Options to purchase common stock	693,183	609,891	413,619	754,178
Employee stock purchase plan	—	—	—	18,900
Restricted stock units	65,384	17,700	38,801	92,034
Restricted stock awards	—	—	—	2,053
	758,567	627,591	5,346,225	867,165

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

Accounting

The Company accounted for the Lease and property purchases as one combined contract under ASC 842, Leases (Topic 842). Because the Lease grants the Company an option to purchase the underlying assets that the Company is reasonably certain to exercise, the Company classified the Lease as a finance lease. Accordingly, total consideration for the combined contract of $404.3 million, including the estimated payment to purchase the property under lease less the tenant improvement allowance and the payments to purchase the two properties, was allocated to the Lease and property purchases based on relative standalone selling prices. The property purchases are included in land and building within property, plant and equipment on the condensed consolidated balance sheets (see Note 4).

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

The components of the Company’s finance lease cost under ASC 842 are as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Finance lease cost
Amortization of right-of-use assets	$2,073	$4,146
Interest on lease liability	3,831	7,620
Total finance lease cost	$5,904	$11,766

Because the lease contains a purchase option which the Company is reasonably certain to exercise, the building is being amortized on a straight-line basis over its estimated useful life of 40 years.

Future payments under the Lease, inclusive of the Company’s assumed exercise of the purchase option, as of June 30, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (six months)	$—
2027	374,590
2028	—
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	374,590
Less: tenant improvement allowance	(400)
Less: amount allocated to property purchases	(3,986)
Less: imputed interest	(22,544)
Total finance lease liability	$347,660

Operating Leases

There have been no material changes to the Company’s operating leases during the six months ended June 30, 2026. For additional information, please read Note 11 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2025.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% each participating employee’s eligible compensation contributed to the plan. For the three and six months ended June 30, 2026, the Company recorded expense of $1.1 million and $2.6 million, respectively, related to these matching contributions. For the three and six months ended June 30, 2025, the Company recorded expense of $0.9 million and $2.0 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of June 30, 2026 was $4.0 million.

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

On August 8, 2025, Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the consolidated amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in the Company’s 2022 Annual Report, certain earnings calls, and other public statements. The consolidated amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company’s common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim. Lead Plaintiffs filed their response to the motion on November 21, 2025, and defendants filed a reply in further support of their motion on December 22, 2025. The court heard oral argument on defendants’ motion on July 9, 2026, and on July 21, 2026 the court granted in part and denied in part the motion to dismiss. The case is proceeding to discovery and defendants’ answer to the consolidated amended complaint is due on August 18, 2026.

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

11. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to OCS transplant by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OCS transplant revenue by country by organ(1)(2):
United States
Lung total revenue	$2,253	$4,154	$4,450	$7,790
Heart total revenue	33,381	32,171	59,238	58,437
Liver total revenue	147,989	115,862	286,959	224,577
Total United States OCS transplant revenue	183,623	152,187	350,647	290,804
All other countries
Lung revenue	409	421	1,036	796
Heart revenue	4,587	3,495	9,598	7,045
Liver revenue	245	244	255	384
Total all other countries OCS transplant revenue	5,241	4,160	10,889	8,225
Total OCS transplant revenue	$188,864	$156,347	$361,536	$299,029
(1)
Revenue by country is categorized based on the location of the end customer. Total OCS transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to OCS transplant, which was $1.0 million and $2.3 million, respectively, for the three and six months ended June 30, 2026 and $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively, is not included in this table.

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

Payments that do not represent consideration for a distinct good or service received from the customer at fair value are recorded as a reduction of revenue. The Company recognizes such reductions of revenue and the related accrual in the same period in which the associated revenue is recognized. The Company updates its estimates of these accruals as additional information becomes available, with a corresponding adjustment to revenue. For each of the three and six months ended June 30, 2026 and 2025, the impact of adjustments to revenue related to these payments was not material.

Payments that represent consideration for distinct goods or services received from the customer, and for which the consideration reflects the fair value of those goods or services, are recorded as operating expenses. For the three and six months ended June 30, 2026, the Company recorded $2.4 million and $4.6 million, respectively, as operating expenses related to these payments. For the three and six months ended June 30, 2025, the Company recorded $1.7 million and $3.0 million, respectively, as operating expenses related to these payments.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$189,948	$157,370	$363,881	$300,907
Less:
Cost of net product revenue	25,566	19,421	49,874	35,733
Cost of service revenue	51,184	41,360	99,648	80,357
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	7,754	5,964	16,162	12,216
Laboratory supplies and research materials	6,218	5,206	10,359	10,162
Consulting and third-party services	12,866	2,302	21,275	6,475
Clinical trials costs	1,615	267	2,320	348
Facility and IT related and other	3,179	2,195	6,395	3,893
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	30,931	27,307	65,037	54,978
Professional and consultant fees	8,263	5,696	17,525	13,254
NOP support	1,923	1,932	3,503	4,338
Tradeshows and conferences	1,721	1,549	2,990	1,975
Facility and IT related and other	8,648	5,960	16,440	10,282
Depreciation and amortization expense	4,289	1,644	10,351	2,886
Transaction-related costs	1,745	—	4,452	—
Headquarters relocation costs	65	—	272	—
ERP implementation costs	245	—	245	—
Other segment items(1)	9,054	1,660	15,036	3,421
Net income	$14,682	$34,907	$21,997	$60,589
(1)
Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Substantially all of the Company’s tangible long-lived assets are located in the United States.

12. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.3 million and $0.6 million in total compensation for the three and six months ended June 30, 2026, respectively, for her services as an employee. The Company paid Dr. Amira Hassanein $0.1 million and $0.5 million in total compensation for the three and six months ended June 30, 2025, respectively, for her services as an employee.

13. Income Taxes

For the three and six months ended June 30, 2026, the Company recorded income tax expense of $4.7 million and $5.9 million, respectively, by applying a forecasted annual effective tax rate to year-to-date pretax income, and adjusting for discrete items occurring in the periods. The Company’s forecasted annual effective tax rate may vary from period to period based on many factors including changes in management’s forecast, changes to federal, state or foreign tax laws, and deductibility of certain expenses. During the first quarter of 2026, the Company recorded an out-of-period adjustment to reduce deferred tax assets and increase income tax expense by $2.5 million. This adjustment was not material for the year ended December 31, 2025.

The Company’s effective tax rate of 24.3% for the three months ended June 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate. The Company’s effective tax rate of 21.1% for the six months ended June 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate, offset by discrete items occurring during the period.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had no accrued interest or tax penalties recorded.

For the three and six months ended June 30, 2025, the Company recorded income tax expense of $1.3 million and $2.3 million, respectively, consisting primarily of state income taxes. Until the fourth quarter of 2025, the Company maintained a valuation allowance on its overall net deferred tax assets.

14. Subsequent Events

In July 2026, the Company made an investment in PAD Aviation service GmbH, a Germany-based private aviation operator.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $189.9 million and $363.9 million, and net income of $14.7 million and $22.0 million, for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $256.0 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets. Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

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

We expect our full year 2026 effective income tax rate to be between 25% and 27%. The change in the effective tax rate from 2025 relates primarily to the release of our valuation allowance in the fourth quarter of 2025. To the extent allowed, we intend to use our available net operating loss carryforwards and tax credits to reduce cash tax payment obligations.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue:
Net product revenue	$111,158	$96,100	$15,058
Service revenue	78,790	61,270	17,520
Total revenue	189,948	157,370	32,578
Cost of revenue:
Cost of net product revenue	25,566	19,421	6,145
Cost of service revenue	51,184	41,360	9,824
Total cost of revenue	76,750	60,781	15,969
Gross profit	113,198	96,589	16,609
Operating expenses:
Research, development and clinical trials	31,632	15,934	15,698
Selling, general and administrative	57,830	44,088	13,742
Total operating expenses	89,462	60,022	29,440
Income from operations	23,736	36,567	(12,831)
Other income (expense):
Interest expense	(7,225)	(3,476)	(3,749)
Interest income and other income (expense), net	2,894	3,091	(197)
Total other expense, net	(4,331)	(385)	(3,946)
Income before income taxes	19,405	36,182	(16,777)
Provision for income taxes	(4,723)	(1,275)	(3,448)
Net income	$14,682	$34,907	$(20,225)

Revenue

OCS transplant-related revenue consisted of:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$2,253	$4,154	$(1,901)
Heart total revenue	33,381	32,171	1,210
Liver total revenue	147,989	115,862	32,127
Total United States OCS transplant revenue	183,623	152,187	31,436
All other countries
Lung total revenue	409	421	(12)
Heart total revenue	4,587	3,495	1,092
Liver total revenue	245	244	1
Total all other countries OCS transplant revenue	5,241	4,160	1,081
Total OCS transplant revenue	$188,864	$156,347	$32,517

We also had service revenue unrelated to OCS transplant of $1.0 million for each of the three months ended June 30, 2026 and 2025.

Revenue from customers in the United States related to OCS transplant was $183.6 million in the three months ended June 30, 2026 and increased by $31.4 million compared to the three months ended June 30, 2025, due to higher sales volumes of our OCS Liver disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $5.2 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase was due primarily to higher sales volumes of our OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $6.1 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Cost of service revenue increased by $9.8 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross profit increased by $16.6 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Overall gross margin was 60% and 61% for the three months ended June 30, 2026 and 2025, respectively. The decrease in gross margin from 2025 to 2026 was driven primarily by a higher mix of service revenue, which carries a lower gross margin than product revenue, as well as a decrease in gross margin from product revenue. Gross margin from net product revenue was 77% and 80% for the three months ended June 30, 2026 and 2025, respectively. Gross margin from net product revenue decreased from the three months ended June 30, 2025 to the three months ended June 30, 2026 primarily due to higher freight costs and certain inventory-related costs that we believe are temporary, including strategic stocking costs at hub locations and incremental product costs related to our clinical trials. Gross margin from service revenue was 35% and 32% for the three months ended June 30, 2026 and 2025, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to efficiencies in our NOP operating model.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$7,754	$5,964	$1,790
Laboratory supplies and research materials	6,218	5,206	1,012
Consulting and third-party services	12,866	2,302	10,564
Clinical trials costs	1,615	267	1,348
Facility and IT related and other	3,179	2,195	984
Total research, development and clinical trials expenses	$31,632	$15,934	$15,698

Total research, development and clinical trials expenses increased by $15.7 million from $15.9 million in the three months ended June 30, 2025 to $31.6 million in the three months ended June 30, 2026. Personnel related costs increased by $1.8 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $1.1 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. Consulting and third-party services costs increased by $10.6 million due to development efforts by our external development consultants for our next generation OCS program and other product development, including our OCS Kidney device. Clinical trials costs increased by $1.3 million due primarily to patient enrollment in our clinical trials. Facility and IT related and other costs increased by $1.0 million from the three months ended June 30, 2025 to the three months ended June 30, 2026 due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$30,931	$27,307	$3,624
Professional and consultant fees	10,318	5,696	4,622
NOP support	1,923	1,932	(9)
Tradeshows and conferences	1,721	1,549	172
Facility and IT related and other	8,648	5,960	2,688
Depreciation and amortization expense	4,289	1,644	2,645
Total selling, general and administrative expenses	$57,830	$44,088	$13,742

Total selling, general and administrative expenses increased by $13.7 million from $44.1 million in the three months ended June 30, 2025 to $57.8 million in the three months ended June 30, 2026. Personnel related costs increased by $3.6 million primarily due to the continued expansion of our team to support the growth in our business. Personnel related costs included stock-based compensation expense of $7.2 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively. Professional and consultant fees increased by $4.6 million due primarily to transaction-related costs of $1.7 million related to strategic initiatives and corporate development activities, and to costs related to international expansion and process improvement initiatives. Facility and IT related and other costs increased by $2.7 million due primarily to increases in IT infrastructure, travel costs and property tax expenses for properties in Somerville, Massachusetts. Depreciation and amortization expense increased by $2.6 million primarily due to $2.1 million of amortization of our finance lease for our new headquarters that commenced in January 2026.

Other Income (Expense)

Interest Expense

Interest expense was $7.2 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense of $2.4 million for each of the three months ended June 30, 2026 and 2025 related to the $460.0 million principal amount of the Notes that carry a 1.5% interest rate. Interest expense of $1.0 million for each of the three months ended June 30, 2026 and 2025 related to the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.2% as of June 30, 2026. Additionally, for the three months ended June 30, 2026, interest expense included $3.8 million of imputed interest on our finance lease entered into in January 2026.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended June 30, 2026 and 2025 included interest income of $3.0 million and $2.5 million, respectively, from interest earned on cash balances. Interest income and other income (expense), net for the three months ended June 30, 2026 and 2025 also included $0.1 million of realized and unrealized foreign currency transactions losses and $0.6 million of realized and unrealized foreign currency transactions gains, respectively.

Income Taxes

Our effective tax rate of 24.3% for the three months ended June 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate.

For the three months ended June 30, 2025, our income tax expense consisted primarily of state income taxes. Until the fourth quarter of 2025, we maintained a valuation allowance on our overall net deferred tax assets.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue:
Net product revenue	$219,130	$184,334	$34,796
Service revenue	144,751	116,573	28,178
Total revenue	363,881	300,907	62,974
Cost of revenue:
Cost of net product revenue	49,874	35,733	14,141
Cost of service revenue	99,648	80,357	19,291
Total cost of revenue	149,522	116,090	33,432
Gross profit	214,359	184,817	29,542
Operating expenses:
Research, development and clinical trials	56,511	33,094	23,417
Selling, general and administrative	120,815	87,713	33,102
Total operating expenses	177,326	120,807	56,519
Income from operations	37,033	64,010	(26,977)
Other income (expense):
Interest expense	(14,395)	(6,937)	(7,458)
Interest income and other income (expense), net	5,252	5,785	(533)
Total other expense, net	(9,143)	(1,152)	(7,991)
Income before income taxes	27,890	62,858	(34,968)
Provision for income taxes	(5,893)	(2,269)	(3,624)
Net income	$21,997	$60,589	$(38,592)

Revenue

OCS transplant-related revenue consisted of:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
OCS transplant revenue by country by organ:
United States
Lung total revenue	$4,450	$7,790	$(3,340)
Heart total revenue	59,238	58,437	801
Liver total revenue	286,959	224,577	62,382
Total United States OCS transplant revenue	350,647	290,804	59,843
All other countries
Lung total revenue	1,036	796	240
Heart total revenue	9,598	7,045	2,553
Liver total revenue	255	384	(129)
Total all other countries OCS transplant revenue	10,889	8,225	2,664
Total OCS transplant revenue	$361,536	$299,029	$62,507

We also had service revenue unrelated to OCS transplant of $2.3 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

Revenue from customers in the United States related to OCS transplant was $350.6 million in the six months ended June 30, 2026 and increased by $59.8 million compared to the six months ended June 30, 2025, due to higher sales volumes of our OCS Liver disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Revenue from customers outside the United States was $10.9 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase was due primarily to higher sales volumes of our OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $14.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Cost of service revenue increased by $19.3 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross profit increased by $29.5 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Overall gross margin was 59% and 61% for the six months ended June 30, 2026 and 2025, respectively. The decrease in gross margin from 2025 to 2026 was driven primarily by a higher mix of service revenue, which carries a lower gross margin than product revenue, as well as a decrease in gross margin from product revenue. Gross margin from net product revenue was 77% and 81% for the six months ended June 30, 2026 and 2025, respectively. Gross margin from net product revenue decreased from the six months ended June 30, 2025 to the six months ended June 30, 2026 primarily due to higher freight costs and certain inventory-related costs that we believe are temporary, including strategic stocking costs at hub locations and incremental product costs related to our clinical trials. Gross margin from service revenue was 31% for each of the six months ended June 30, 2026 and 2025, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$16,162	$12,216	$3,946
Laboratory supplies and research materials	10,359	10,162	197
Consulting and third-party services	21,275	6,475	14,800
Clinical trials costs	2,320	348	1,972
Facility and IT related and other	6,395	3,893	2,502
Total research, development and clinical trials expenses	$56,511	$33,094	$23,417

Total research, development and clinical trials expenses increased by $23.4 million from $33.1 million in the six months ended June 30, 2025 to $56.5 million in the six months ended June 30, 2026. Personnel related costs increased by $3.9 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $2.5 million for each of the six months ended June 30, 2026 and 2025. Consulting and third-party services costs increased by $14.8 million due to development efforts by our external development consultants for our next generation OCS program and other product development, including our OCS Kidney device. Clinical trials costs increased by $2.0 million due primarily to patient enrollment in our clinical trials. Facility and IT related and other costs increased by $2.5 million from the six months ended June 30, 2025 to the six months ended June 30, 2026 due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$65,037	$54,978	$10,059
Professional and consultant fees	22,494	13,254	9,240
NOP support	3,503	4,338	(835)
Tradeshows and conferences	2,990	1,975	1,015
Facility and IT related and other	16,440	10,282	6,158
Depreciation and amortization expense	10,351	2,886	7,465
Total selling, general and administrative expenses	$120,815	$87,713	$33,102

Total selling, general and administrative expenses increased by $33.1 million from $87.7 million in the six months ended June 30, 2025 to $120.8 million in the six months ended June 30, 2026. Personnel related costs increased by $10.1 million primarily due to the continued expansion of our team to support the growth in our business. Personnel related costs included stock-based compensation expense of $15.3 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively. Professional and consultant fees increased by $9.2 million due primarily to transaction-related costs of $4.5 million related to strategic initiatives and corporate development activities, and to costs related to international expansion and process improvement initiatives. Facility and IT related and other costs increased by $6.2 million due primarily to increases in IT infrastructure, travel costs and property tax expenses for properties in Somerville, Massachusetts. Depreciation and amortization expense increased by $7.5 million primarily due to $4.1 million of amortization of our finance lease for our new headquarters that commenced in January 2026 and $1.9 million of incremental amortization due to a change in estimated useful life of acquired intangible assets.

Other Income (Expense)

Interest Expense

Interest expense was $14.4 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense of $4.9 million for each of the six months ended June 30, 2026 and 2025, related to the $460.0 million principal amount of the Notes that carry a 1.5% interest rate. Interest expense of $1.9 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, related to the $60.0 million principal amount of the CIBC loan that carries a variable interest rate, which was 6.2% as of June 30, 2026. Additionally, for the six months ended June 30, 2026, interest expense included $7.6 million of imputed interest on our finance lease entered into in January 2026.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the six months ended June 30, 2026 and 2025 included interest income of $5.7 million and $4.8 million, respectively, from interest earned on cash balances. Interest income and other income (expense), net for the six months ended June 30, 2026 and 2025 also included $0.7 million of realized and unrealized foreign currency transactions losses and $1.0 million of realized and unrealized foreign currency transactions gains, respectively.

Income Taxes

Our effective tax rate of 21.1% for the six months ended June 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate, offset by discrete items occurring during the period.

For the six months ended June 30, 2025, our income tax expense consisted primarily of state income taxes. Until the fourth quarter of 2025, we maintained a valuation allowance on our overall net deferred tax assets.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At June 30, 2026, our principal source of liquidity was cash of $472.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$41,842	$88,754
Net cash used in investing activities	(43,749)	(36,113)
Net cash provided by financing activities	4,732	10,117
Effect of exchange rate changes on cash and restricted cash	(578)	1,167
Net increase in cash and restricted cash	$2,247	$63,925

Operating Activities

During the six months ended June 30, 2026, operating activities provided $41.8 million of cash, primarily resulting from net income of $22.0 million and net non-cash charges of $56.6 million, partially offset by net cash used by changes in our operating assets and liabilities of $36.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2026 consisted primarily of an increase in accounts receivable of $19.9 million, an increase in inventory of $10.2 million, a net decrease in accounts payable and accrued expenses and other current liabilities of $2.6 million, an increase in prepaid expenses and other current assets of $2.4 million and a decrease in operating lease liabilities of $1.6 million.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities of $43.7 million consisted of purchases of property, plant and equipment, primarily related to the purchase of two parcels of land and building in Somerville, Massachusetts.

During the six months ended June 30, 2025, net cash used in investing activities of $36.1 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities of $4.7 million consisted primarily of proceeds from the issuance of common stock upon exercise of stock options of $3.2 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $1.7 million.

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

Prior to June 8, 2026, the Notes were not redeemable. After June 8, 2026, we may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation set forth in the Indenture), at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. In addition, calling any Note for redemption will constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Long-Term Debt

In July 2022, we entered into a credit agreement with CIBC, pursuant to which we have borrowed $60.0 million (as amended, referred to herein as the CIBC Credit Agreement).

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

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of June 30, 2026, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay the outstanding principal amount, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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
•
the degree of success we experience in commercializing our OCS products for additional indications, including OCS Kidney;
•
the costs, timing and outcomes of pre- and post-approval studies or any future clinical studies and regulatory reviews, including to seek and obtain approvals for new indications for our OCS products, including OCS Kidney, or other product candidates, including CHOPS;

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

Material Contractual Obligations

We are in the process of contracting for engineering and construction services for the buildout of our new headquarters facility in Somerville, Massachusetts. We currently estimate total capital expenditures related to the new headquarters facility to be between approximately $200 million and $240 million, to be incurred over a multi-year period through 2030. As of June 30, 2026, we have entered into contractual commitments of approximately $12.7 million related to construction, design and project management services.

There have been no other material changes to our cash requirements from those disclosed in our 2025 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

Remediation Plan

In response to the material weakness, management has designed and implemented new control activities, including enhanced interim inventory counting, system-based, and monitoring controls, to ensure the movement of inventory is timely and accurately recorded throughout the course of the year, as well as strengthened review and approval procedures. The newly designed control activities described above have been implemented during the quarter ended June 30, 2026; however, the material weakness will not be considered remediated until the newly designed and implemented control activities have operated for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as noted in the Remediation Plan section above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on November 4, 2022)

10.1

Amendment No. 1 to Amended and Restated TransMedics Group, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on May 21, 2026)

10.2*	Fourth Amendment to Credit Agreement, dated as of January 8, 2026, by and among TransMedics Group, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce, as administrative agent

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 4, 2026	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Gerardo Hernandez
Gerardo Hernandez
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)