Form 10-Q
period 2026-09-30
TransMedics Group, Inc.
filed 2026-11-05
CIK 1756262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 34,733,883 shares of common stock, no par value per share, outstanding.

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
•
our ability to improve the OCS platform, including by developing the next generation of the OCS products or expanding into new indications, and the development and potential commercialization of our OCS Kidney device;
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
•
our ability to respond adequately and in a timely manner to follow-up inquiries from the Food and Drug Administration, or FDA, or other competent authorities;

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
•
the outcome of our securities class action litigation;
•
our international expansion plans and the costs related thereto;
•
the ability to integrate our completed or future acquisitions, joint ventures, and strategic investments, including PAD Aviation service GmbH (“PAD Aviation”);
•
changes in our mix of product and service revenue and the resulting effect on our gross margin;
•
our finance lease obligations; and
•
our estimates regarding revenue, expenses, capital expenditures and needs for additional financing.

ii

TransMedics Group, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash	$492,962	$488,366
Accounts receivable	114,935	84,282
Inventory	58,373	48,881
Prepaid expenses and other current assets	26,186	16,254
Total current assets	692,456	637,783
Property, plant and equipment, net	376,490	327,656
Finance lease right-of-use assets, net	330,400	—
Operating lease right-of-use assets, net	4,342	5,155
Deferred tax assets	72,787	83,543
Restricted cash	18,438	500
Goodwill	18,015	11,549
Acquired intangible assets, net	2,815	1,948
Other non-current assets	2,194	239
Total assets	$1,517,937	$1,068,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,143	$10,350
Accrued expenses and other current liabilities	82,757	62,740
Current portion of long-term debt, net	54,818	10,000
Deferred revenue	1,497	2,905
Operating lease liabilities	3,642	3,310
Total current liabilities	152,857	89,305
Convertible senior notes, net	454,994	452,804
Long-term debt, net	—	49,587
Finance lease liability	351,533	—
Operating lease liabilities, net of current portion	1,915	3,577
Other long-term liabilities	5,926	—
Total liabilities	967,225	595,273
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, no par value; 150,000,000 shares authorized; 34,722,408 shares and 34,267,802 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	789,898	750,926
Accumulated other comprehensive income (loss)	(306)	124
Accumulated deficit	(238,880)	(277,950)
Total stockholders’ equity	550,712	473,100
Total liabilities and stockholders’ equity	$1,517,937	$1,068,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net product revenue	$113,419	$87,677	$332,549	$272,011
Service revenue	89,586	56,146	234,337	172,719
Total revenue	203,005	143,823	566,886	444,730
Cost of revenue:
Cost of net product revenue	23,570	18,687	73,444	54,420
Cost of service revenue	60,778	40,561	160,426	120,918
Total cost of revenue	84,348	59,248	233,870	175,338
Gross profit	118,657	84,575	333,016	269,392
Operating expenses:
Research, development and clinical trials	29,182	15,260	85,693	48,354
Selling, general and administrative	61,334	46,015	182,149	133,728
Total operating expenses	90,516	61,275	267,842	182,082
Income from operations	28,141	23,300	65,174	87,310
Other income (expense):
Interest expense	(7,271)	(3,491)	(21,666)	(10,428)
Interest income and other income (expense), net	3,231	3,222	8,483	9,007
Total other expense, net	(4,040)	(269)	(13,183)	(1,421)
Income before income taxes	24,101	23,031	51,991	85,889
(Provision) benefit for income taxes	(7,028)	1,288	(12,921)	(981)
Net income	$17,073	$24,319	$39,070	$84,908
Net income per share:
Basic	$0.49	$0.71	$1.13	$2.50
Diluted	$0.46	$0.66	$1.08	$2.28
Weighted average common shares outstanding:
Basic	34,691,046	34,112,452	34,552,868	33,917,006
Diluted	40,833,175	40,748,023	36,077,206	40,410,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$17,073	$24,319	$39,070	$84,908
Other comprehensive income (loss):
Foreign currency translation adjustment	(96)	3	(430)	465
Comprehensive income	$16,977	$24,322	$38,640	$85,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Accumulated
			Other
			Comprehen-		Total
	Common Stock		sive Income	Accumulated	Stockholders’
	Shares	Amount	(Loss)	Deficit	Equity
Balances at December 31, 2025	34,267,802	$750,926	$124	$(277,950)	$473,100
Issuance of common stock upon the exercise of common stock options	59,661	2,212	—	—	2,212
Issuance of common stock in connection with employee stock purchase plan	16,321	1,688	—	—	1,688
Net issuance of common stock upon vesting of restricted stock units	201,937	(138)	—	—	(138)
Stock-based compensation expense	—	9,952	—	—	9,952
Foreign currency translation adjustment	—	—	(122)	—	(122)
Net income	—	—	—	7,315	7,315
Balances at March 31, 2026	34,545,721	764,640	2	(270,635)	494,007
Issuance of common stock upon the exercise of common stock options	54,102	1,009	—	—	1,009
Restricted common stock forfeitures	(386)	—	—	—	—
Net issuance of common stock upon vesting of restricted stock units	30,245	(39)	—	—	(39)
Stock-based compensation expense	—	8,606	—	—	8,606
Foreign currency translation adjustment	—	—	(212)	—	(212)
Net income	—	—	—	14,682	14,682
Balances at June 30, 2026	34,629,682	774,216	(210)	(255,953)	518,053
Issuance of common stock upon the exercise of common stock options	36,926	978	—	—	978
Issuance of common stock in connection with employee stock purchase plan	39,794	2,247	—	—	2,247
Net issuance of common stock upon vesting of restricted stock units	16,006	(140)	—	—	(140)
Stock-based compensation expense	—	12,597	—	—	12,597
Foreign currency translation adjustment	—	—	(96)	—	(96)
Net income	—	—	—	17,073	17,073
Balances at September 30, 2026	34,722,408	$789,898	$(306)	$(238,880)	$550,712

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

TRANSMEDICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$39,070	$84,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,945	19,717
Stock-based compensation expense	31,155	27,466
Deferred taxes	10,756	—
Non-cash interest expense	13,936	2,374
Non-cash operating lease expense	1,920	1,547
Unrealized foreign currency transaction (gains) losses	765	(1,481)
Loss on disposal of fixed assets	145	80
Changes in operating assets and liabilities:
Accounts receivable	(28,067)	17,532
Inventory	(19,357)	(1,185)
Prepaid expenses and other current assets	(6,949)	(4,819)
Other non-current assets	(233)	(10)
Accounts payable	(2,079)	2,045
Accrued expenses and other current liabilities	7,722	10,728
Deferred revenue	(1,407)	1,543
Operating lease liabilities	(2,476)	(2,118)
Net cash provided by operating activities	77,846	158,327
Cash flows from investing activities:
Purchases of property, plant and equipment	(52,149)	(43,737)
PAD Aviation investment, net of cash acquired	(5,310)	—
Net cash used in investing activities	(57,459)	(43,737)
Cash flows from financing activities:
Repayments of long-term debt	(5,000)	—
Proceeds from issuance of common stock upon exercise of stock options	4,199	10,647
Proceeds from issuance of common stock in connection with employee stock purchase plan	3,935	3,249
Tax withholding payments related to net settlement of restricted stock units	(317)	(138)
Net cash provided by financing activities	2,817	13,758
Effect of exchange rate changes on cash and restricted cash	(670)	1,176
Net increase in cash and restricted cash	22,534	129,524
Cash and restricted cash, beginning of period	488,866	337,150
Cash and restricted cash, end of period	$511,400	$466,674
Supplemental disclosure of non-cash activities:
Transfers of inventory to property, plant and equipment	$9,763	$3,517
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$10,655	$1,788
Operating lease liabilities arising from obtaining right-of-use assets	$1,149	$795
Finance lease liability arising from obtaining right-of-use assets	$340,040	$—
Purchases of property, plant and equipment included in other long-term liabilities	$3,986	$—
Deferred payment liability in connection with PAD Aviation investment	$2,129	$—
Reconciliation of cash and restricted cash:
Cash	$492,962	$466,174
Restricted cash	18,438	500
Total cash and restricted cash shown in the statement of cash flows	$511,400	$466,674

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes that its existing cash of $493.0 million as of September 30, 2026 will be sufficient to fund its operations, capital expenditures, and debt service payments for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. If the Company needs to seek additional funding through equity financings, debt financings or strategic alliances, the Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding when needed, the Company will be required to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations.

The Company is subject to risks and uncertainties common to companies in the medical device industry and of similar size, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, and the need to obtain additional financing to fund operations. Products currently under development will require additional research and development efforts, including additional clinical testing and regulatory approval, prior to commercialization. These efforts require additional capital, adequate personnel, infrastructure and extensive compliance-reporting capabilities. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval on its expected timeline, or at all, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition. In addition, the Company is subject to risks and uncertainties related to its aviation transportation services, including, but not limited to, compliance with Federal Aviation Administration (“FAA”) regulations, pilot availability and operational disruptions.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

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

Risk of Concentrations of Credit, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was not material. Significant customers are those that accounted for 10% or more of the Company’s revenue or accounts receivable. For the three and nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of revenue. As of September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of accounts receivable.

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

Spare Parts Inventory

Spare parts are used in aviation operations and are generally not for sale. Spare parts inventory is comprised of repairable and expendable spare aircraft parts, which are valued at the lower of cost or net realizable value, using the specific identification method. Storage costs and miscellaneous materials and supplies costs related to inventory or to support flight equipment are expensed as incurred. As of September 30, 2026 and December 31, 2025, spare parts inventory of $4.3 million and $4.7 million, respectively, is included within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete spare parts inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of September 30, 2026 and December 31, 2025, the Company had no allowance for spare parts excess and obsolescence.

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Realized and unrealized foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as a component of other income (expense). Realized and unrealized losses totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, and realized and unrealized losses totaled $0.1 million for the three months ended September 30, 2025 and realized and unrealized gains totaled $1.0 million for the nine months ended September 30, 2025.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes authoritative guidance for accounting for government grants received by business entities, and clarifies the appropriate accounting in an effort to reduce diversity in practice and increase consistency of application across business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this guidance can be applied via a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Strategic Investment in PAD Aviation service GmbH

On July 1, 2026, the Company, through its wholly owned subsidiary TransMedics GmbH, completed a strategic investment in PAD Aviation service GmbH (“PAD Aviation”), a Germany-based private aviation operator. The investment was made pursuant to a share purchase agreement under which TransMedics GmbH acquired a minority interest in PAD Aviation and all remaining interest was transferred by the sellers directly to a Netherlands Stichting (“PAD Aviation Partner”). The investment supports the Company’s ongoing efforts to build a dedicated organ transplantation air and ground logistics network in Europe.

The Company evaluated PAD Aviation under the variable interest entity (“VIE”) model and determined that PAD Aviation is a VIE. The investment in PAD Aviation has been made for it to provide aviation services principally on behalf of the Company, and the Company, through these arrangements with PAD Aviation, has the power to direct the activities that most significantly affect PAD Aviation’s economic performance. The Company also has the right to receive benefits and the obligation to absorb losses that could potentially be significant to PAD Aviation. Accordingly, the Company is the primary beneficiary of PAD Aviation and has included PAD Aviation in its condensed consolidated financial statements since the investment date. The consolidation of PAD Aviation for financial reporting purposes does not reflect legal ownership or control of PAD Aviation for purposes of applicable aviation regulations.

The investment in PAD Aviation was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. The preliminary purchase consideration of $7.4 million, net of cash acquired, reflected an upfront cash payment, deferred consideration and working capital adjustments.

The Company’s condensed consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on fair value as of the date of the investment. The Company’s estimate of preliminary purchase consideration is subject to change upon finalizing working capital adjustments. The following table summarizes the allocation of the preliminary purchase price (in thousands):

Assets Acquired and Liabilities Assumed:
Accounts receivable and other current assets	$3,161
Property, plant and equipment	102
Intangible assets	2,919
Goodwill	6,466
Total assets acquired	12,648
Accounts payable and other current liabilities	(4,321)
Deferred tax liabilities	(888)
Total allocation of purchase price consideration, net of cash acquired of $1,866	$7,439

The identifiable intangible assets consist of customer relationships and a trade name and are being amortized to selling, general and administrative expenses over their estimated useful lives of seven years. Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the assembled workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and anticipated synergies. Goodwill from the investment is included within the Company’s one reporting unit and in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the investment is not deductible for tax purposes.

The Company incurred total transaction costs of $5.1 million for third-party professional services utilized for the investment, which are included within selling, general and administrative expenses in the condensed consolidated statements of operations. The operating results of PAD Aviation have been included in the Company’s condensed consolidated financial statements beginning on the investment date. Pro forma results of operations for the investment have not been presented as they are not material to the Company’s condensed consolidated results of operations.

PAD Aviation’s creditors do not have recourse to the general credit of the Company, and its assets are not available to satisfy obligations of the Company’s other subsidiaries. The Company has no contractual obligation to provide financial support beyond amounts recognized in the condensed consolidated financial statements.

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$30,321	$26,249
Work-in-process	4,451	2,006
Finished goods	23,601	20,626
	$58,373	$48,881

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Transplant aircraft	$296,139	$295,527
Transplant aircraft equipment	3,100	3,100
Flight school aircraft	3,756	3,717
OCS Consoles	32,736	24,590
Manufacturing equipment	16,884	12,101
Computer equipment and software	3,391	3,376
Internal-use software	18,439	12,413
Laboratory equipment	5,146	3,698
Office, trade show and training equipment	5,591	5,260
Building	20,352	—
Leasehold improvements	27,525	25,113
Construction-in-progress	17,768	2,174
Land	16,248	2,652
	467,075	393,721
Less: Accumulated depreciation and amortization	(90,585)	(66,065)
	$376,490	$327,656

During the three and nine months ended September 30, 2026, total depreciation and amortization expense, including finance lease amortization (see Note 11), was $10.7 million and $30.9 million, respectively. During the three and nine months ended September 30, 2025, total depreciation and amortization expense was $6.8 million and $19.6 million, respectively. Construction-in-progress as of September 30, 2026 primarily related to the design and construction of the Company’s new headquarters facility in Somerville, Massachusetts. Construction-in-progress as of December 31, 2025 primarily related to the in-process construction of manufacturing equipment.

The Company capitalized costs associated with the development of internal-use software of $2.3 million and $6.7 million during the three and nine months ended September 30, 2026, respectively, and $2.2 million and $6.2 million during the three and nine months ended September 30, 2025, respectively. The Company recorded amortization expense of $1.0 million and $2.5 million during the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.8 million during the three and nine months ended September 30, 2025, respectively. The net book value of internal-use software was $15.4 million and $11.2 million as of September 30, 2026 and December 31, 2025, respectively, of which $0.8 million and $0.1 million was included in construction-in-progress as of those respective dates.

Substantially all of the Company’s tangible property, plant and equipment are held in the United States.

6. Goodwill and Intangible Assets

Goodwill relates to the Company’s 2023 acquisition of Summit Aviation, Inc. and Northside Property Group, LLC (“Summit”) and the Company’s 2026 PAD Aviation investment. Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. To date, the Company has had no impairments to goodwill.

The change in goodwill during the nine months ended September 30, 2026 was as follows (in thousands):

Balance at December 31, 2025	$11,549
Increase related to PAD Aviation	6,466
Balance at September 30, 2026	$18,015

Acquired intangible assets as of September 30, 2026, which only related to the Company’s 2026 PAD Aviation investment, consisted of the following (in thousands):

		September 30, 2026
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7	$2,471	$88	$2,383
Other	7	448	16	432
		$2,919	$104	$2,815

Acquired intangible assets as of December 31, 2025, which only related to the Company’s 2023 Summit acquisition, consisted of the following (in thousands):

		December 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationship	12	$2,320	$460	$1,860
Other	12	110	22	88
		$2,430	$482	$1,948

During the first quarter of 2026, the Company updated its estimate of the remaining useful life of acquired intangible assets from its acquisition of Summit based on its determination that the remaining economic benefit was substantially realized. This change in estimated useful life resulted in the recognition of $1.9 million of incremental amortization expense within selling, general and administrative expense during the first quarter of 2026.

The change in the Company’s acquired intangible assets during the nine months ended September 30, 2026 was as follows (in thousands):

Balance at December 31, 2025	$1,948
Increase related to PAD Aviation	2,919
Amortization	(2,052)
Balance at September 30, 2026	$2,815

Amortization expense is recorded within selling, general and administrative expense. Amortization expense was $0.2 million and $2.1 million, respectively, for the three and nine months ended September 30, 2026. Amortization expense was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2025. Future amortization expense of the intangible assets as of September 30, 2026 is expected to be as follows (in thousands):

Year Ending December 31,
2026 (three months)	$104
2027	417
2028	417
2029	417
2030	417
Thereafter	1,043
$2,815

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued payroll and related expenses	$29,472	$28,443
Accrued transportation costs	2,823	2,700
Accrued clinical trials expenses	8,263	5,865
Accrued external research and development expenses	6,414	3,104
Accrued property, plant and equipment	10,243	928
Accrued professional fees	4,825	3,378
Accrued third-party surgeon costs	4,973	3,996
Accrued other	15,744	14,326
	$82,757	$62,740

Certain prior year amounts have been reclassified to conform to the current-period presentation.

8. Long-Term Debt and Financing Arrangements

Convertible Senior Notes

The Notes consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal amount of convertible senior notes	$459,996	$459,996
Less: Current portion of convertible senior notes	—	—
Convertible senior notes, net of current portion	459,996	459,996
Debt discount, net	(5,002)	(7,192)
Convertible senior notes, net of discount and current portion	$454,994	$452,804

As of September 30, 2026, the estimated fair value of the Notes was $538.6 million. The fair value was determined based on the quoted price of the last trade of the Notes prior to the end of the reporting period in an inactive market, which is considered as Level 2 in the fair value hierarchy.

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

During the three and nine months ended September 30, 2026, the Company recognized $2.5 million and $7.4 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During the three and nine months ended September 30, 2025, the Company recognized $2.4 million and $7.3 million, respectively, in interest expense related to the 1.50% cash coupon of the Notes and amortization of debt issuance costs. During each of the three and nine months ended September 30, 2026 and 2025, the effective interest rate on the outstanding Notes was approximately 2.1%.

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

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal amount of long-term debt	$55,000	$60,000
Less: Current portion of long-term debt	(54,818)	(10,000)
Debt discount, net	(182)	—
Long-term debt, net of current portion	—	50,000
Debt discount, net	—	(413)
Long-term debt, net of discount and current portion	$—	$49,587

In July 2022, the Company entered into a credit agreement with Canadian Imperial Bank of Commerce (“CIBC”), pursuant to which the Company has borrowed $60.0 million (as amended, the “CIBC Credit Agreement”).

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the secured overnight financing rate for an interest period selected by the Company, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of (a) the prime rate, subject to a minimum of 4.0% or (b) the Federal Funds Effective Rate, plus 0.5%. Commencing in July 2026, the Company began repaying the outstanding borrowings in equal monthly installments with the remaining balance due on the maturity date in July 2027. At the Company’s option, the Company may prepay outstanding borrowings under the CIBC Credit Agreement, without a prepayment fee.

All obligations under the CIBC Credit Agreement are guaranteed by the Company and each of its material subsidiaries. All obligations of the Company and each guarantor are secured by substantially all of the Company’s and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, the Company has agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which it will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in the Company’s business), failure to comply with certain covenants and a material adverse change in the Company’s business, operations or financial condition. As of September 30, 2026, the Company was in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, the Company may be required to prepay outstanding borrowings, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

During the three and nine months ended September 30, 2026, the Company recognized $0.9 million and $2.8 million, respectively, in interest expense related to the CIBC borrowings. During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $3.1 million, respectively, in interest expense related to the CIBC borrowings. During the three and nine months ended September 30, 2026, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.3% and 6.2%, respectively. During each of the three and nine months ended September 30, 2025, the weighted average effective interest rate on outstanding borrowings under the CIBC Credit Agreement was approximately 6.8%. As of September 30, 2026, the stated interest rate applicable to borrowings under the CIBC Credit Agreement was 5.3%.

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

Shares withheld in payment of the exercise or purchase price of an award or in satisfaction of tax withholding requirements, and the shares covered by a stock appreciation right for which any portion is settled in stock, will reduce the number of shares available for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan (i) will not be increased by any shares delivered under the 2019 Plan that are subsequently repurchased using proceeds directly attributable to stock option exercises and (ii) will not be reduced by any awards that are settled in cash or that expire, become unexercisable, terminate or are forfeited to or repurchased by TransMedics Group without the issuance of stock under the 2019 Plan. On May 20, 2026, the shareholders of the Company approved an amendment to the Amended and Restated 2019 Stock Incentive Plan (the “Amended 2019 Plan”) to among other things, (i) increase the number of shares of the Company’s common stock available for issuance thereunder by 2,750,000 shares, (ii) extend the term of the Amended 2019 Plan until June 1, 2036, (iii) provide that, for awards granted on or after January 1, 2027, no portion of an award may be scheduled to vest prior to the date that is one year following the date the award is granted, except for awards that result in the issuance of an aggregate of up to five percent of the shares authorized under the Amended 2019 Plan and (iv) provide for “double-trigger” vesting of awards following a change in control. As of September 30, 2026, 2,631,199 shares of common stock were available for issuance under the Amended 2019 Plan.

2021 Inducement Plan

In August 2021, the Company’s board of directors approved the TransMedics Group, Inc. Inducement Plan (the “Inducement Plan”). Pursuant to the terms of the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, RSUs and performance awards to individuals who were not previously employees or directors of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. A total of 1,000,000 shares of the Company’s common stock were initially available for issuance under the Inducement Plan, which was increased by 500,000 shares in 2023. As of September 30, 2026, 338,507 shares of common stock remained available for issuance under the Inducement Plan.

2019 Employee Stock Purchase Plan

Pursuant to the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”), certain employees of the Company are eligible to purchase common stock of the Company at a reduced price during offering periods. The 2019 ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to the limitations set forth in the Internal Revenue Code, at a purchase price of 85% of the lower of the closing price of the Company’s common stock on the first trading day of the offering period or the closing price on the applicable purchase date, which is the final trading day of the applicable offering period. A total of 371,142 shares of TransMedics Group common stock were initially reserved for issuance under the 2019 ESPP. During the nine months ended September 30, 2026, 56,115 shares of common stock were issued under the 2019 ESPP and as of September 30, 2026, 118,145 shares of common stock remained available for issuance under the 2019 ESPP.

Stock Option Activity

During the nine months ended September 30, 2026, the Company granted options with service-based vesting for the purchase of an aggregate of 380,796 shares of common stock with a weighted average grant-date fair value of $51.53 per share.

Restricted Stock Unit Activity

During the nine months ended September 30, 2026, the Company granted 381,633 RSUs with service-based vesting conditions and a weighted average grant-date fair value of $75.64 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$473	$394	$1,236	$1,054
Research, development and clinical trials expenses	1,096	850	3,631	3,355
Selling, general and administrative expenses	11,028	7,892	26,288	23,057
	$12,597	$9,136	$31,155	$27,466

As of September 30, 2026, total unrecognized compensation cost related to unvested share-based awards was $71.7 million, which is expected to be recognized over a weighted average period of 2.6 years.

The Company recognized income tax benefits related to stock-based compensation expense of $0.5 million and $4.7 million as a component in calculating its income taxes during the three and nine months ended September 30, 2026, respectively. Income tax benefits related to stock-based compensation expense for the three and nine months ended September 30, 2025 were fully offset by the valuation allowance against deferred tax assets.

10. Net Income per Share

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

A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$17,073	$24,319	$39,070	$84,908
Add: Interest expense, net of tax, attributable to assumed conversion of convertible senior notes	1,838	2,580	—	7,234
Net income, diluted	$18,911	$26,899	$39,070	$92,142

Denominator:
Weighted average basic common shares outstanding	34,691,046	34,112,452	34,552,868	33,917,006
Effect of dilutive securities:
Convertible senior notes	4,893,805	4,893,805	—	4,893,805
Options to purchase common stock	1,075,997	1,452,078	1,292,701	1,381,851
Restricted stock units	166,854	287,855	224,730	211,626
Restricted stock awards	903	997	643	545
Employee stock purchase plan	4,570	836	6,264	5,375
Weighted average dilutive common shares outstanding	40,833,175	40,748,023	36,077,206	40,410,208
Net income per share:
Basic	$0.49	$0.71	$1.13	$2.50
Diluted	$0.46	$0.66	$1.08	$2.28

The Company excluded the following potential common shares, presented based on weighted average shares outstanding, from the computation of diluted net income per share because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible senior notes	—	—	4,893,805	—
Options to purchase common stock	964,042	316,497	599,109	606,681
Employee stock purchase plan	—	—	—	12,531
Restricted stock units	69,310	12,964	49,082	65,387
Restricted stock awards	—	—	—	1,361
	1,033,352	329,461	5,541,996	685,960

11. Commitments and Contingencies

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

The Lease includes a one-time purchase option for the Company to buy the Premises and associated parking spaces, exercisable by the Company at any time prior to November 2028. The purchase price is $374.6 million if the option is exercised on or before December 31, 2027; if exercised thereafter, the purchase price is based on a formula tied to future lease payments. The Lease also provides for a tenant improvement allowance of $0.4 million.

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

Accounting

The Company accounted for the Lease and property purchases as one combined contract under ASC 842, Leases (Topic 842). Because the Lease grants the Company an option to purchase the underlying assets that the Company is reasonably certain to exercise, the Company classified the Lease as a finance lease. Accordingly, total consideration for the combined contract of $404.3 million, including the estimated payment to purchase the property under lease less the tenant improvement allowance and the payments to purchase the two properties, was allocated to the Lease and property purchases based on relative standalone selling prices. The property purchases are included in land and building within property, plant and equipment on the condensed consolidated balance sheets (see Note 5).

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

The components of the Company’s finance lease cost under ASC 842 are as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Finance lease cost
Amortization of right-of-use assets	$2,073	$6,219
Interest on lease liability	3,873	11,493
Total finance lease cost	$5,946	$17,712

Because the Lease contains a purchase option which the Company is reasonably certain to exercise, the building is being amortized on a straight-line basis over its estimated useful life of 40 years.

Future payments under the Lease, inclusive of the Company’s assumed exercise of the purchase option, as of September 30, 2026 were as follows (in thousands):

Year Ending December 31,
2026 (three months)	$—
2027	374,590
2028	—
2029	—
2030	—
Thereafter	—
Total future minimum lease payments	374,590
Less: tenant improvement allowance	(400)
Less: amount allocated to property purchases	(3,986)
Less: imputed interest	(18,671)
Total finance lease liability	$351,533

Operating Leases

There have been no material changes to the Company’s operating leases during the nine months ended September 30, 2026. For additional information, please read Note 11 Leases, to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2025.

401(k) Savings Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2023, the Company instituted an employer matching program for the plan pursuant to which the Company will match 100% of the first 3% of each participating employee’s eligible compensation contributed to the plan and 50% of up to an additional 2% of each participating employee’s eligible compensation contributed to the plan. For the three and nine months ended September 30, 2026, the Company recorded expense of $1.1 million and $3.7 million, respectively, related to these matching contributions. For the three and nine months ended September 30, 2025, the Company recorded expense of $1.0 million and $3.0 million, respectively, related to these matching contributions.

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

The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any material indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Unconditional Purchase Commitment

In January 2021, the Company entered into an unconditional $9.5 million purchase commitment, in the ordinary course of business, for goods with specified annual minimum quantities to be purchased through December 2029. The contract is not cancellable without penalty. The remaining purchase commitment as of September 30, 2026 was $4.0 million.

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

On August 8, 2025, Lead Plaintiffs filed a consolidated amended complaint. Like the earlier-filed complaints, the consolidated amended complaint purports to assert claims pursuant to Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares during the Class Period. Lead Plaintiffs seek unspecified damages allegedly caused by purported misstatements and omissions contained in the Company’s 2022 Annual Report, certain earnings calls, and other public statements. The consolidated amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company’s common stock during the Class Period. On October 7, 2025, defendants filed a motion to dismiss the consolidated amended complaint for failure to state a claim. Lead Plaintiffs filed their response to the motion on November 21, 2025, and defendants filed a reply in further support of their motion on December 22, 2025. The court heard oral argument on defendants’ motion on July 9, 2026, and on July 21, 2026 the court granted in part and denied in part the motion to dismiss. The defendants filed their answer to the consolidated amended complaint on August 18, 2026, and the case is now in discovery.

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

12. Revenue and Segment Information

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers related to transplant procedures by organ type and geographical area as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transplant revenue by country by organ(1)(2):
United States
OCS Lung total revenue	$1,956	$3,725	$6,406	$11,515
OCS Heart total revenue	33,349	27,401	92,587	85,838
OCS Liver total revenue	150,220	107,883	437,179	332,460
Other transplant-related revenue	437	—	437	—
Total United States transplant revenue	185,962	139,009	536,609	429,813
All other countries
OCS Lung revenue	1,124	385	2,160	1,181
OCS Heart revenue	5,250	3,187	14,848	10,232
OCS Liver revenue	218	58	473	442
Total all other countries transplant revenue	6,592	3,630	17,481	11,855
Total transplant revenue	$192,554	$142,639	$554,090	$441,668
(1)
Revenue by country is categorized based on the location of the end customer. Total transplant revenue includes product and service revenue.
(2)
Service revenue unrelated to transplant procedures was $10.5 million and $12.8 million, respectively, for the three and nine months ended September 30, 2026 and includes $9.4 million of revenue from PAD Aviation charter services provided outside of the United States. Service revenue unrelated to transplant procedures was $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively.

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

Payments that do not represent consideration for a distinct good or service received from the customer at fair value are recorded as a reduction of revenue. The Company recognizes such reductions of revenue and the related accrual in the same period in which the associated revenue is recognized. The Company updates its estimates of these accruals as additional information becomes available, with a corresponding adjustment to revenue. For each of the three and nine months ended September 30, 2026 and 2025, the impact of adjustments to revenue related to these payments was not material.

Payments that represent consideration for distinct goods or services received from the customer, and for which the consideration reflects the fair value of those goods or services, are recorded as operating expenses. For the three and nine months ended September 30, 2026, the Company recorded $2.8 million and $7.4 million, respectively, as operating expenses related to these payments. For the three and nine months ended September 30, 2025, the Company recorded $1.3 million and $4.3 million, respectively, as operating expenses related to these payments.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss). Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$203,005	$143,823	$566,886	$444,730
Less:
Cost of net product revenue	23,570	18,687	73,444	54,420
Cost of service revenue	60,778	40,561	160,426	120,918
Research, development and clinical trials:
Personnel related (including stock-based compensation expense)	8,445	6,444	24,607	18,660
Laboratory supplies and research materials	4,207	2,992	14,566	13,154
Consulting and third-party services	11,178	3,432	32,453	9,907
Clinical trials costs	1,676	278	3,996	626
Facility and IT related and other	3,676	2,114	10,071	6,007
Selling, general and administrative:
Personnel related (including stock-based compensation expense)	38,044	29,234	103,081	84,212
Professional and consultant fees	8,857	6,124	26,382	19,378
NOP support	1,412	1,173	4,915	5,511
Tradeshows and conferences	210	1,076	3,200	3,051
Facility and IT related and other	7,516	6,506	23,956	16,788
Depreciation and amortization expense	4,564	1,631	14,915	4,517
Transaction-related costs	667	—	5,119	—
Headquarters relocation costs	—	115	272	115
ERP implementation costs	64	156	309	156
Other segment items(1)	11,068	(1,019)	26,104	2,402
Net income	$17,073	$24,319	$39,070	$84,908

(1)
Other segment items include interest income, interest expense, foreign currency exchange gains and losses and income taxes. See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Substantially all of the Company’s tangible long-lived assets are located in the United States.

13. Related Party Transactions

Employment of Dr. Amira Hassanein

Dr. Amira Hassanein, who serves as Product Director for the Company’s OCS Lung program, is the sister of Dr. Waleed Hassanein, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. The Company paid Dr. Amira Hassanein $0.2 million and $0.8 million in total compensation for the three and nine months ended September 30, 2026, respectively, for her services as an employee. The Company paid Dr. Amira Hassanein $0.2 million and $0.7 million in total compensation for the three and nine months ended September 30, 2025, respectively, for her services as an employee.

14. Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $7.0 million and $12.9 million, respectively, by applying a forecasted annual effective tax rate to year-to-date pretax income, and adjusting for discrete items occurring in the periods. The Company’s forecasted annual effective tax rate may vary from period to period based on many factors including changes in management’s forecast, changes to federal, state or foreign tax laws, and deductibility of certain expenses. During the first quarter of 2026, the Company recorded an out-of-period adjustment to reduce deferred tax assets and increase income tax expense by $2.5 million. This adjustment was not material for the year ended December 31, 2025.

The Company’s effective tax rate of 29.2% for the three months ended September 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes and a discrete tax item resulting from transaction-related costs, which increased the effective tax rate. The Company’s effective tax rate of 24.9% for the nine months ended September 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had no accrued interest or tax penalties recorded.

For the three months ended September 30, 2025, the Company recorded an income tax benefit of $1.3 million resulting from a reduction in state income taxes due to the passage of the One Big Beautiful Bill Act, specifically changes related to domestic research expensing and bonus depreciation. For the nine months ended September 30, 2025, the Company recorded income tax expense of $1.0 million, consisting primarily of state income taxes. Until the fourth quarter of 2025, the Company maintained a valuation allowance on its overall net deferred tax assets.

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

Prior to 2024, we had incurred significant annual operating losses since inception and we have only recently achieved profitability. Our ability to generate revenue sufficient to achieve sustained profitability will depend on the continued commercial sales of our products and services. We generated total revenue of $203.0 million and $566.9 million, and net income of $17.1 million and $39.1 million, for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $238.9 million. We expect our operating and capital expenditures will continue to increase as we focus on growing commercial sales of our products in both the United States and select non-U.S. markets. Because of the numerous risks and uncertainties associated with product development, commercialization and regulations of our industry, we are unable to accurately predict the timing or amount of increased expenses or if we will be able to maintain profitability. Until such time, if ever, as we can generate substantial revenue sufficient to achieve sustained profitability, we may finance our operations through a combination of equity offerings, debt financings and strategic alliances. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we are unable to raise capital or enter into such agreements as, and when, needed, we will have to delay, scale back or discontinue the further development and commercialization efforts of one or more of our products, or may be forced to terminate our operations.

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

HRSA continues to implement efforts to improve and modernize the OPTN, including enhancements to patient data on organ procurement, expanded transparency through a publicly accessible data dashboard for allocation out of sequence (AOOS) events, expanded outreach and financial support for living organ donors, and a new OPTN fee collection process whereby HRSA directly collects and distributes patient registration fees under authorities originally granted by the 2025 Full-Year Continuing Appropriations and Extensions Act and extended by the 2026 Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act. The impact that HRSA’s initiatives and the Securing the U.S. Organ Procurement and Transplantation Network Act may have on our business, including on our NOP, is uncertain at this time.

Strategic Transaction

On July 1, 2026, we completed a strategic investment in PAD Aviation, a Germany-based private aviation operator, through which we acquired a minority interest in PAD Aviation. We expect the investment in PAD Aviation will enable us to expand our aviation transportation capabilities and support the future development of our organ retrieval and logistics services in Europe.

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

Key Components of Our Results of Operations

Revenue

We generate net product revenue primarily from sales of our single-use, organ-specific disposable sets used on our organ-specific OCS Consoles. To a lesser extent, we also generate product revenue from the sale of OCS Consoles to customers and the implied rental of OCS Consoles loaned to customers at no charge. For each new transplant procedure, customers purchase an additional OCS disposable set for use on their existing organ-specific OCS Console. We also generate service revenue by providing outsourced organ procurement, OCS perfusion management and transplant logistics services under our NOP in the United States. Following the investment in PAD Aviation, we anticipate expanding our transplant logistics services in Europe.

Prior to our investment in PAD Aviation, PAD Aviation derived its revenue primarily from charter services. We expect PAD Aviation to continue generating revenue from these operations, which will be recorded within service revenue. During the three and nine months ended September 30, 2026, service revenue of $9.4 million was generated from PAD Aviation’s charter services and was unrelated to transplant services.

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

Our OCS sales outside of the United States have been commercial sales (unrelated to any clinical trials). Sales in the EU are dependent on obtaining and maintaining the Conformité Européene mark, or CE mark, certifications for each of our OCS products. As required by Regulation (EU) 2017/745, or the MDR, we received recertification of the CE mark in September 2022 for each of the OCS Heart and OCS Lung systems, which includes the OCS Console, the OCS disposables, and the OCS solution additives. We also received the recertification of the CE mark in September 2022 for the OCS Liver Console and disposables. We received the CE mark for the OCS Liver combined with our solution additives under the MDR in May 2023, with an effective date of April 2023. In addition, we received a Class II Medical Device License from Health Canada for our OCS Liver combined with our solution additives in October 2023 to complement our existing Health Canada licenses for OCS Heart and OCS Lung.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue:
Net product revenue	$113,419	$87,677	$25,742
Service revenue	89,586	56,146	33,440
Total revenue	203,005	143,823	59,182
Cost of revenue:
Cost of net product revenue	23,570	18,687	4,883
Cost of service revenue	60,778	40,561	20,217
Total cost of revenue	84,348	59,248	25,100
Gross profit	118,657	84,575	34,082
Operating expenses:
Research, development and clinical trials	29,182	15,260	13,922
Selling, general and administrative	61,334	46,015	15,319
Total operating expenses	90,516	61,275	29,241
Income from operations	28,141	23,300	4,841
Other income (expense):
Interest expense	(7,271)	(3,491)	(3,780)
Interest income and other income (expense), net	3,231	3,222	9
Total other expense, net	(4,040)	(269)	(3,771)
Income before income taxes	24,101	23,031	1,070
(Provision) benefit for income taxes	(7,028)	1,288	(8,316)
Net income	$17,073	$24,319	$(7,246)

Revenue

Transplant revenue consisted of:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Transplant revenue by country by organ:
United States
OCS Lung total revenue	$1,956	$3,725	$(1,769)
OCS Heart total revenue	33,349	27,401	5,948
OCS Liver total revenue	150,220	107,883	42,337
Other transplant-related revenue	437	—	437
Total United States transplant revenue	185,962	139,009	46,953
All other countries
OCS Lung total revenue	1,124	385	739
OCS Heart total revenue	5,250	3,187	2,063
OCS Liver total revenue	218	58	160
Total all other countries transplant revenue	6,592	3,630	2,962
Total transplant revenue	$192,554	$142,639	$49,915

We also had service revenue unrelated to transplant of $10.5 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to $9.4 million of revenue generated from PAD Aviation charter services.

Transplant revenue from customers in the United States was $186.0 million in the three months ended September 30, 2026 and increased by $47.0 million compared to the three months ended September 30, 2025, due to higher sales volumes of our OCS Liver disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Transplant revenue from customers outside the United States was $6.6 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase was due primarily to higher sales volumes of our OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $4.9 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Cost of service revenue increased by $20.2 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross profit increased by $34.1 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Overall gross margin was 58% and 59% for the three months ended September 30, 2026 and 2025, respectively. The decrease in gross margin from 2025 to 2026 was driven primarily by a higher mix of service revenue, which carries a lower gross margin than product revenue. Gross margin from net product revenue was 79% for each of the three months ended September 30, 2026 and 2025. Gross margin from service revenue was 32% and 28% for the three months ended September 30, 2026 and 2025, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to efficiencies in our NOP operating model.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$8,445	$6,444	$2,001
Laboratory supplies and research materials	4,207	2,992	1,215
Consulting and third-party services	11,178	3,432	7,746
Clinical trials costs	1,676	278	1,398
Facility and IT related and other	3,676	2,114	1,562
Total research, development and clinical trials expenses	$29,182	$15,260	$13,922

Total research, development and clinical trials expenses increased by $13.9 million from $15.3 million in the three months ended September 30, 2025 to $29.2 million in the three months ended September 30, 2026. Personnel related costs increased by $2.0 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $1.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Consulting and third-party services costs increased by $7.7 million due to development efforts by our external consultants for our next generation OCS program and other product development, including our OCS Kidney device. Clinical trials costs increased by $1.4 million due primarily to patient enrollment in our clinical trials. Facility and IT related and other costs increased by $1.6 million due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$38,044	$29,234	$8,810
Professional and consultant fees	9,588	6,395	3,193
NOP support	1,412	1,173	239
Tradeshows and conferences	210	1,076	(866)
Facility and IT related and other	7,516	6,506	1,010
Depreciation and amortization expense	4,564	1,631	2,933
Total selling, general and administrative expenses	$61,334	$46,015	$15,319

Total selling, general and administrative expenses increased by $15.3 million from $46.0 million in the three months ended September 30, 2025 to $61.3 million in the three months ended September 30, 2026. Personnel related costs increased by $8.8 million primarily due to the continued expansion of our team to support the growth in our business and costs pursuant to the transition agreement with our former Chief Financial Officer, including the modification of certain stock awards. Personnel related costs included stock-based compensation expense of $11.0 million and $7.9 million for the three months ended September 30, 2026 and 2025, respectively. Professional and consultant fees increased by $3.2 million due primarily to strategic initiatives and corporate development activities. Depreciation and amortization expense increased by $2.9 million primarily due to $2.1 million of amortization of our finance lease for our new headquarters that commenced in January 2026.

Other Income (Expense)

Interest Expense

Interest expense was $7.3 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense of $2.5 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, related to the $460.0 million principal amount of the Notes that carry a 1.5% interest rate. Interest expense of $0.9 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, related to the outstanding principal amount of the CIBC loan that carries a variable interest rate, which was 5.3% as of September 30, 2026. Additionally, for the three months ended September 30, 2026, interest expense included $3.9 million of imputed interest on our finance lease entered into in January 2026.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the three months ended September 30, 2026 and 2025 included interest income of $3.4 million and $3.3 million, respectively, from interest earned on cash balances. Interest income and other income (expense), net for the three months ended September 30, 2026 and 2025 also included $0.2 million and $0.1 million of realized and unrealized foreign currency transactions losses, respectively.

Income Taxes

Our effective tax rate of 29.2% for the three months ended September 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes and a discrete tax item resulting from transaction-related costs, which increased the effective tax rate.

For the three months ended September 30, 2025, our income tax benefit of $1.3 million resulted from a reduction in state income taxes due to the passage of the One Big Beautiful Bill Act, specifically changes related to domestic research expensing and bonus depreciation. Until the fourth quarter of 2025, we maintained a valuation allowance on our overall net deferred tax assets.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue:
Net product revenue	$332,549	$272,011	$60,538
Service revenue	234,337	172,719	61,618
Total revenue	566,886	444,730	122,156
Cost of revenue:
Cost of net product revenue	73,444	54,420	19,024
Cost of service revenue	160,426	120,918	39,508
Total cost of revenue	233,870	175,338	58,532
Gross profit	333,016	269,392	63,624
Operating expenses:
Research, development and clinical trials	85,693	48,354	37,339
Selling, general and administrative	182,149	133,728	48,421
Total operating expenses	267,842	182,082	85,760
Income from operations	65,174	87,310	(22,136)
Other income (expense):
Interest expense	(21,666)	(10,428)	(11,238)
Interest income and other income (expense), net	8,483	9,007	(524)
Total other expense, net	(13,183)	(1,421)	(11,762)
Income before income taxes	51,991	85,889	(33,898)
Provision for income taxes	(12,921)	(981)	(11,940)
Net income	$39,070	$84,908	$(45,838)

Revenue

Transplant revenue consisted of:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Transplant revenue by country by organ:
United States
OCS Lung total revenue	$6,406	$11,515	$(5,109)
OCS Heart total revenue	92,587	85,838	6,749
OCS Liver total revenue	437,179	332,460	104,719
Other transplant-related revenue	437	—	437
Total United States transplant revenue	536,609	429,813	106,796
All other countries
OCS Lung total revenue	2,160	1,181	979
OCS Heart total revenue	14,848	10,232	4,616
OCS Liver total revenue	473	442	31
Total all other countries transplant revenue	17,481	11,855	5,626
Total transplant revenue	$554,090	$441,668	$112,422

We also had service revenue unrelated to transplant of $12.8 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to $9.4 million of revenue generated from PAD Aviation charter services.

Transplant revenue from customers in the United States was $536.6 million in the nine months ended September 30, 2026 and increased by $106.8 million compared to the nine months ended September 30, 2025, due to higher sales volumes of our OCS Liver disposable sets and increased usage of the NOP. Revenue for each organ in the table above includes net product revenue from sales of disposable sets as well as service revenue for organ procurement, OCS perfusion management and transplant logistics services under the NOP in the United States.

Transplant revenue from customers outside the United States was $17.5 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was due primarily to higher sales volumes of our OCS Heart disposable sets.

Cost of Revenue, Gross Profit and Gross Margin

Cost of net product revenue increased by $19.0 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Cost of service revenue increased by $39.5 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross profit increased by $63.6 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Overall gross margin was 59% and 61% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in gross margin from 2025 to 2026 was driven primarily by a higher mix of service revenue, which carries a lower gross margin than product revenue, as well as a decrease in gross margin from product revenue. Gross margin from net product revenue was 78% and 80% for the nine months ended September 30, 2026 and 2025, respectively. Gross margin from net product revenue decreased from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 primarily due to product mix and higher freight costs. Gross margin from service revenue was 32% and 30% for the nine months ended September 30, 2026 and 2025, respectively, and consisted primarily of organ procurement, OCS perfusion management and transplant logistics services under our NOP. Gross margin from service revenue increased during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to efficiencies in our NOP operating model.

Operating Expenses

Research, Development and Clinical Trials Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$24,607	$18,660	$5,947
Laboratory supplies and research materials	14,566	13,154	1,412
Consulting and third-party services	32,453	9,907	22,546
Clinical trials costs	3,996	626	3,370
Facility and IT related and other	10,071	6,007	4,064
Total research, development and clinical trials expenses	$85,693	$48,354	$37,339

Total research, development and clinical trials expenses increased by $37.3 million from $48.4 million in the nine months ended September 30, 2025 to $85.7 million in the nine months ended September 30, 2026. Personnel related costs increased by $5.9 million primarily due to increased headcount to support development efforts for our next generation OCS program and overall compensation increases. Personnel related costs included stock-based compensation expense of $3.6 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively. Consulting and third-party services costs increased by $22.5 million due to development efforts by our external consultants for our next generation OCS program and other product development, including our OCS Kidney device. Clinical trials costs increased by $3.4 million due primarily to patient enrollment in our clinical trials. Facility and IT related and other costs increased by $4.1 million due primarily to the increased cost of supporting a larger group of research and development personnel.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation expense)	$103,081	$84,212	$18,869
Professional and consultant fees	32,082	19,649	12,433
NOP support	4,915	5,511	(596)
Tradeshows and conferences	3,200	3,051	149
Facility and IT related and other	23,956	16,788	7,168
Depreciation and amortization expense	14,915	4,517	10,398
Total selling, general and administrative expenses	$182,149	$133,728	$48,421

Total selling, general and administrative expenses increased by $48.4 million from $133.7 million in the nine months ended September 30, 2025 to $182.1 million in the nine months ended September 30, 2026. Personnel related costs increased by $18.9 million primarily due to the continued expansion of our team to support the growth in our business. Personnel related costs included stock-based compensation expense of $26.3 million and $23.1 million for the nine months ended September 30, 2026 and 2025, respectively. Professional and consultant fees increased by $12.4 million due primarily to transaction-related costs of $5.1 million related to strategic initiatives and corporate development activities, and to costs related to international expansion and process improvement initiatives. Facility and IT related and other costs increased by $7.2 million due primarily to increases in IT infrastructure, travel costs and expenses related to properties in Somerville, Massachusetts. Depreciation and amortization expense increased by $10.4 million primarily due to $6.2 million of amortization of our finance lease for our new headquarters that commenced in January 2026 and $1.9 million of incremental amortization due to a change in estimated useful life of acquired intangible assets.

Other Income (Expense)

Interest Expense

Interest expense was $21.7 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense of $7.4 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively, related to the $460.0 million principal amount of the Notes that carry a 1.5% interest rate. Interest expense of $2.8 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to the outstanding principal amount of the CIBC loan that carries a variable interest rate, which was 5.3% as of September 30, 2026. Additionally, for the nine months ended September 30, 2026, interest expense included $11.5 million of imputed interest on our finance lease entered into in January 2026.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net for the nine months ended September 30, 2026 and 2025 included interest income of $9.1 million and $8.1 million, respectively, from interest earned on cash balances. Interest income and other income (expense), net for the nine months ended September 30, 2026 and 2025 also included $0.9 million of realized and unrealized foreign currency transactions losses and $1.0 million of realized and unrealized foreign currency transactions gains, respectively.

Income Taxes

Our effective tax rate of 24.9% for the nine months ended September 30, 2026 differed from the statutory federal corporate tax rate of 21% primarily due to state income taxes, which increased the effective tax rate.

For the nine months ended September 30, 2025, our income tax expense consisted primarily of state income taxes. Until the fourth quarter of 2025, we maintained a valuation allowance on our overall net deferred tax assets.

Liquidity and Capital Resources

Prior to 2024, we had incurred significant annual operating losses since inception and we may incur losses in the future. To date, we have funded our operations primarily with proceeds from borrowings under loan agreements, proceeds from the issuance of our Notes, proceeds from the sale of common stock in our public offerings and revenue from commercial sales of our OCS products and NOP services and from sales of our OCS products for use in clinical trials. At September 30, 2026, our principal source of liquidity was cash of $493.0 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$77,846	$158,327
Net cash used in investing activities	(57,459)	(43,737)
Net cash provided by financing activities	2,817	13,758
Effect of exchange rate changes on cash and restricted cash	(670)	1,176
Net increase in cash and restricted cash	$22,534	$129,524

Operating Activities

During the nine months ended September 30, 2026, operating activities provided $77.8 million of cash, primarily resulting from net income of $39.1 million and net non-cash charges of $91.6 million, partially offset by net cash used by changes in our operating assets and liabilities of $52.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2026 consisted primarily of an increase in accounts receivable of $28.1 million, an increase in inventory of $19.4 million, an increase in prepaid expenses and other current assets of $6.9 million, and a decrease in operating lease liabilities of $2.5 million, partially offset by a net increase in accounts payable and accrued expenses and other current liabilities of $5.6 million.

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

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities of $57.5 million consisted primarily of purchases of property, plant and equipment of $52.1 million, primarily related to the purchase of two parcels of land and building in Somerville, Massachusetts and the buildout of our new headquarters.

During the nine months ended September 30, 2025, net cash used in investing activities of $43.7 million consisted of purchases of property, plant and equipment, primarily related to the purchase of transplant aircraft.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities of $2.8 million consisted primarily of proceeds from the issuance of common stock upon exercise of stock options of $4.2 million and proceeds from the issuance of common stock in connection with the 2019 Employee Stock Purchase Plan of $3.9 million, partially offset by repayments of long-term debt of $5.0 million.

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

Borrowings under the CIBC Credit Agreement bear interest at an annual rate equal to either, at our option, (i) the secured overnight financing rate for an interest period selected by us, subject to a minimum of 1.50%, plus 2.0% or (ii) 1.0% plus the higher of (a) the prime rate, subject to a minimum of 4.0% or (b) the Federal Funds Effective Rate, plus 0.5%. Commencing in July 2026, we began repaying the outstanding principal amount in equal monthly installments with the remaining balance due on the maturity date in July 2027. At our option, we may prepay the outstanding principal amount under the CIBC Credit Agreement, without a prepayment fee. All obligations under the CIBC Credit Agreement are guaranteed by us and each of our material subsidiaries.

All obligations of us and each guarantor are secured by substantially all of our and each guarantor’s assets, including their intellectual property, subject to certain exceptions. Under the CIBC Credit Agreement, we have agreed to customary representations and warranties, events of default and certain affirmative and negative covenants to which we will remain subject until maturity. The financial covenants include, among other covenants, (x) a requirement to maintain a minimum liquidity amount of the greater of either (i) the consolidated adjusted EBITDA loss (or gain), as defined, for the trailing four month period (only if EBITDA is negative) and (ii) $10.0 million, and (y) a requirement to maintain total net revenue of at least 75% of the level set forth in the total revenue plan presented to CIBC. The obligations under the CIBC Credit Agreement are subject to acceleration upon the occurrence of specified events of default, including payment default, change in control, bankruptcy, insolvency, certain defaults under other material debt, certain events with respect to governmental approvals (if such events could cause a material adverse change in our business), failure to comply with certain covenants and a material adverse change in our business, operations or financial condition. As of September 30, 2026, we were in compliance with all financial covenants of the CIBC Credit Agreement. During the continuance of an event of default, the interest rate per annum will be equal to the rate that would have otherwise been applicable at the time of the event of default plus 2.0%. If an event of default (other than certain events of bankruptcy or insolvency) occurs and is continuing, CIBC may declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be due and payable. Upon the occurrence of certain events of bankruptcy or insolvency, all of the outstanding principal amount of the borrowings plus accrued and unpaid interest will automatically become due and payable. In addition, we may be required to prepay the outstanding principal amount, subject to certain exceptions, with portions of net cash proceeds of certain asset sales and certain casualty and condemnation events.

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

Material Contractual Obligations

We are in the process of contracting for engineering and construction services for the buildout of our new headquarters facility in Somerville, Massachusetts. We currently estimate total capital expenditures related to the new headquarters facility to be in a range of approximately $200 million and $240 million, to be incurred over a multi-year period through 2030. As of September 30, 2026, we have entered into contractual commitments of approximately $57.5 million related to construction, design and project management services, of which $13.8 million has been incurred.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. Specifically, the Company has not designed and maintained effective controls over inventory movement within its manufacturing network. While effective controls are in place to verify the existence and accuracy of inventory as of year-end, effective controls have not been designed and maintained to verify that inventory movements are appropriately recorded in the interim financial statements. Notwithstanding the material weakness, and based on the additional analyses and other procedures management performed, we have concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.

Remediation Plan

In response to the material weakness, management has designed and implemented new control activities, including enhanced interim inventory counting, system-based, and monitoring controls, to ensure the movement of inventory is timely and accurately recorded throughout the course of the year, as well as strengthened review and approval procedures. The newly designed control activities described above were implemented during the quarter ended June 30, 2026. Management is in the process of performing its evaluation of the operating effectiveness of the newly designed and implemented controls, which is expected to be completed during the fourth quarter. Management is targeting successful completion of the testing of operating effectiveness of controls and remediation of the material weakness by the end of the fiscal year ending December 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38891) filed with the SEC on March 17, 2020)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38891) filed with the SEC on November 4, 2022)

10.1*#	Executive Retention Agreement, dated as of September 10, 2026, by and between the Registrant and Fernando Araujo

10.2*#	Offer Letter, dated as of September 10, 2026, by and between the Registrant and Fernando Araujo

10.3*#	Transition Agreement, dated as of September 10, 2026, by and between the Registrant and Gerardo Hernandez

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Indicated a management or compensatory plan, contract or arrangement

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

Date: November 5, 2026	TRANSMEDICS GROUP, INC.

	By:	/s/ Waleed H. Hassanein, M.D.
Waleed H. Hassanein, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Fernando Araujo
Fernando Araujo
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)